Form 10-Q
period 1995-09-30
XIOX CORP
filed 1995-11-14
CIK 782995

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                 F O R M 10-QSB


(Mark One)
        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period SEPTEMBER 30, 1995;

                                       or
        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from          to
                                             ---------    --------


                            Commission file #0-15797
                                            --------

                                XIOX CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Delaware                                         95-3824750
------------------------------                 --------------------------------
State or other jurisdiction of                 (IRS Employer Identification No)
 incorporation or organization)

     577 Airport Blvd, Suite 700,
       Burlingame, California,                                          94010
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

     Issuer's telephone number:                            (415) 375-8188
--------------------------------------------------------------------------------

       Indicate by check mark whether the registrant:

       (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file
           such reports).           Yes  X    No
                                        ----    ----

       (2) Has been subject to such filing requirements for the past 90 days.
                                    Yes  X    No
                                       ----     ----

Issuer's number of common shares
outstanding at September 30, 1995                              2,085,450 shares
-------------------------------------------------------------------------------

                          X I O X  C O R P O R A T I O N
                                     INDEX
                                                                        Page No
                                                                        -------
PART I  Financial Information

        Item 1.

            Condensed Consolidated Balance Sheets -
              September 30, 1995 and  December 31, 1994                     3

            Condensed Consolidated Statements of Income/-Loss -
              Three Months ended September 30, 1995                         4

            Condensed Consolidated Statements of Income/-Loss -
              Nine Months ended September 30, 1995 and September 30, 1994   5

            Condensed Consolidated Statements of Cash Flows  -
               Nine Months ended September 30, 1995 and September 30, 1994  6

               Notes to Condensed Consolidated Financial Statements        7-8


         Item 2.

               Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            9-10


PART II  Other Information                                                  11

         Item 6.  Exhibits and Reports on Form 8-K

         Signatures                                                         12

                         PART I - FINANCIAL INFORMATION

                          X I O X  C O R P O R A T I O N

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30, 1995   December 31,1994
                                               (unaudited)           ***
                                           -------------------  ----------------
ASSETS:

CURRENT ASSETS
    CASH & CASH EQUIVALENTS                         $  393,564            52,556
    ACCOUNTS RECEIVABLE, NET                         1,144,929         1,468,201
    LEASE CONTRACT RECEIVABLE, CURRENT                       0            16,234
    INVENTORIES                                        534,051           370,052
    PREPAID EXPENSES AND OTHER ASSETS                  101,477            62,456
                                                   -----------       -----------

             TOTAL CURRENT ASSETS                    2,174,021         1,969,499

PROPERTY & EQUIPMENT, NET                              532,098           583,562
SOFTWARE ACQUISITION, NET                              103,403           126,050
NOTES RECEIVABLE                                       131,138           131,138
DEPOSITS & OTHER ASSETS                                102,892            99,851
                                                   -----------       -----------

TOTAL ASSETS                                        $3,043,552         2,910,100
                                                   ===========       ===========
LIABILITIES/SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES
    BANK LINE OF CREDIT                             $  540,000           270,000
    ACCOUNTS PAYABLE                                   191,091           356,151
    ACCRUED EXPENSES                                    80,528            48,782
    ACCRUED COMPENSATION                                75,532           274,022
    PURCHASE DEPOSITS                                  312,465            67,177
    DEFERRED REVENUE                                   813,150           828,555
                                                   -----------       -----------

           TOTAL CURRENT LIABILITIES                 2,012,766         1,844,687


STOCKHOLDERS EQUITY
COMMON STOCK, $.01 par, 10,000,000 Authorized,          20,854            17,483
     2,085,450 and 1,748,316 issued and            -----------       -----------
     outstanding in 1995 and 1994
PAID IN CAPITAL                                      5,039,003         4,073,675
ACCUMULATED DEFICIT                                 (4,029,071)      (3,025,745)
                                                   -----------       -----------
STOCKHOLDERS' EQUITY                                 1,030,786         1,065,413
                                                   -----------       -----------
TOTAL LIABILITIES/EQUITY                           $ 3,043,552         2,910,100
                                                   ===========       ===========

***      Condensed from audited financial statements.
         The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                          X I O X  C O R P O R A T I O N

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME /(-LOSS)

                                         Three months ended   Three months ended
                                         September 30, 1995   September 30, 1994
                                            (unaudited)          (unaudited)
                                         ------------------   ------------------

REVENUES                                   $ 1,604,385            2,045,765

     PRODUCT COSTS                             848,117              846,730
     RESEARCH AND DEVELOPMENT                  286,630              232,965
     SALES, MARKETING AND ADMINISTRATIVE       892,255              865,327
                                           -----------          -----------

TOTAL COSTS OF SALES & EXPENSES              2,027,002            1,945,022
                                           -----------          -----------

OPERATING PROFIT/(-LOSS)                      (422,617)             100,743

INTEREST INCOME, NET                           (17,606)                 865
                                           -----------          -----------

     INCOME/(-LOSS) BEFORE INCOME TAXES       (440,223)             101,608

INCOME TAX PROVISION                           (20,545)                (750)
                                           -----------          -----------
     NET INCOME / (-LOSS)                  $   460,768)             100,858
                                           ===========          ===========



PER SHARE INFORMATION:


NET INCOME  (-LOSS) / PER COMMON SHARE     $     (0.24)                0.06
                                           ===========           ==========

AVERAGE NUMBER OF SHARES OUTSTANDING         1,958,459            1,711,649
                                           ===========           ==========



              The accompanying notes are an integral part of these
                         condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                          X I O X  C O R P O R A T I O N

              CONDENSED CONSOLIDATED STATEMENTS OF INCOME /(-LOSS)

                                           Nine months ended   Nine months ended
                                          September 30, 1995   September 30,1994
                                             (unaudited)          (unaudited)
                                          ------------------   -----------------
REVENUES                                    $ 5,252,496            5,308,034
     PRODUCT COSTS                            2,703,984            2,335,562
     RESEARCH AND DEVELOPMENT                   913,539              664,051
     SALES, MARKETING AND ADMINISTRATIVE      2,578,047            2,397,153
                                            -----------           ----------

TOTAL COSTS OF SALES & EXPENSES               6,195,570            5,396,766
                                            -----------           ----------

OPERATING PROFIT/(-LOSS)                       (943,074)             (88,732)

INTEREST INCOME, NET                            (36,989)              18,219
                                            -----------           ----------
     INCOME / (-LOSS) BEFORE INCOME TAXES      (980,063)             (70,513)

INCOME TAX PROVISION                            (23,403)              (4,373)
                                            -----------           ----------
     NET INCOME / (-LOSS)                   $(1,003,466)             (74,886)
                                            ===========           ==========

PER SHARE INFORMATION:


NET INCOME  (-LOSS) / PER SHARE             $     (0.55)               (0.04)
                                            ===========           ==========

AVERAGE NUMBER OF SHARES OUTSTANDING          1,830,222            1,709,840
                                            ===========           ==========

              The accompanying notes are an integral part of these
                         condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                         X I O X  C O R P O R A T I O N

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine months    Nine months
                                                        ended          ended
                                                    September 30,  September 30,
                                                         1995          1994
                                                     (unaudited)   (unaudited)
                                                      ----------    ----------
CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES NET INCOME/(-LOSS)
   FROM OPERATIONS                                   $(1,003,466)       (74,886)
RECONCILING ADJUSTMENTS FROM OPERATING
   ACTIVITIES:
DECREASE (INCREASE) IN ASSETS:
   DEPRECIATION AND AMORTIZATION                         164,640        126,243
   ACCOUNTS/LEASE CONTRACT RECEIVABLES, NET              339,645       (587,195)

   INVENTORIES                                          (163,999)        46,866
   PREPAID EXPENSES, DEPOSITS AND OTHER ASSETS           (42,062)        20,447
   NOTES RECEIVABLES FROM EMPLOYEES                                     (40,000)

INCREASE (DECREASE) IN LIABILITIES:
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                (326,772)        87,601
   INCOME TAXES PAYABLE                                   (5,031)         2,250
   PURCHASE DEPOSITS                                     245,288            479
   DEFERRED REVENUE                                      (15,406)       102,798
                                                     -----------    -----------
           NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                         (807,163)      (315,397)
CASH USED IN INVESTING ACTIVITIES:
   ACQUISITION OF PROPERTY AND EQUIPMENT                 (79,369)      (204,175)
   ACQUISITION OF SOFTWARE RIGHTS                        (11,160)       (46,404)
                                                     -----------    -----------
           NET CASH USED IN INVESTING ACTIVITIES         (90,529)      (250,579)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
   BORROWINGS UNDER BANK CREDIT LINE                     270,000        100,000
   REPAYMENTS OF BANK CREDIT LINE
   NOTES PAYABLE
   SALES OF COMMON STOCK                                 968,699         89,125
                                                     -----------    -----------
           NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES                        1,238,699        189,125
                                                     -----------    -----------

NET INCREASE/ (-DECREASE) IN
CASH AND CASH EQUIVALENTS                                341,007       (376,851)

BEGINNING OF PERIOD CASH AND CASH EQUIVALENTS             52,556        501,915
                                                     -----------    -----------

END OF PERIOD CASH AND CASH EQUIVALENTS              $   393,563        125,064
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
INTEREST PAID                                        $    47,208         22,928
INCOME TAXES PAID                                         23,403            850

              The accompanying notes are an integral part of these
                        condensed financial statements.
                                                                          PAGE 6

                        PART I I - FINANCIAL INFORMATION

                          X I O X  C O R P O R A T I O N

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 :  BASIS OF PRESENTATION

         The financial information included herein relating to December 31, 1994 is audited and the financial information relating to the three and nine month periods ended September 30, 1995 and September 30, 1994 is unaudited, and as such reflects all adjustments (consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods). Certain information and footnote disclosure normally included in accordance with generally accepted accounting principles have been condensed pursuant to Securities and Exchange Commission Rules.

         The results of operations for the three and nine month periods ended September 30, 1995 is not necessarily indicative of the results to be expected for the full year. It is suggested that these interim statements be read in conjunction with the financial statements and notes included in the Company's Annual Financial Report filed on Form 10KSB for the year ended December 31,1994.

NOTE 2 :  INVENTORIES

         Inventories at September 30, 1995 have been stated at the lower of cost (first-in, first-out basis) or market. Inventories consist solely of purchased hardware and software products (finished goods).

NOTE 3 :   PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following:

                                      September 30, 1995      December 31, 1994
                                      ------------------       -----------------

     Office Equipment                     $ 1,065,485               986,116
     Furniture and  Fixtures                  309,325               309,325
                                           ----------            ----------
                                            1,374,810             1,295,441
        less Accumulated
        Depreciation/Amortization            (842,712)             (711,879)
                                          -----------            ----------
                                              532,098               583,562
                                          ===========            ==========

     Software Acquisition                 $   193,206               187,047
        less Accumulated Depreciation         (89,804)              (55,997)
                                          -----------            ----------
                                              103,402               126,050
                                          ===========            ==========

                         PART I - FINANCIAL INFORMATION

                          X I O X  C O R P O R A T I O N

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 :   BANK LINE OF CREDIT

         The Company maintains a $1,000,000 line of credit collateralized by eligible accounts receivable. The line bears interest at prime plus 1.00%, increased to prime plus 1.75% effective September 19, 1995, and is renewable in June, 1996. At September 30, 1995 the Company had $540,000 outstanding against this line.

NOTE 5:   INCOME TAX PROVISION

         The income tax provision reflects a $21,000 adjustment for the prior year's tax provision related to the potential loss utilization of a deferred tax asset.

                         PART I - FINANCIAL INFORMATION

                          X I O X  C O R P O R A T I O N

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected Xiox's financial position and operating results during the periods included in the accompanying condensed financial statements.


Third Quarter, 1995 vs 1994


REVENUES /       Revenues for the three months ended September 30, 1995 were
NET INCOME       $1,604,385,  a decrease of 22% versus the $2,045,765
                 recorded during the three months ended  September  30, 1994.
The decrease of $441,380 resulted primarily from a slower rise in revenue in a portion of our product line and a slowdown in the North American Numbering Plan
(NANP) upgrades.

     Total expenses during the three months ended September 30, 1995 were $ 2,027,002 an increase of 4% versus the $1,945,022 of expenses incurred during the three months ended, September 30,1994. The variable portion of product costs increased slightly to 22% in third quarter 1995 from 21% in 1994 due to an increased proportion of hardware sales as percentage of total sales. Total product costs increased to 53% in 1995 from 41% in 1994 due to an increase in expanded customer service operations including on-site installations. Research and development expense increased by 23% or $53,665 as the Company continued its development of Windows-based and toll fraud products. Sales, Marketing and General and administrative overhead expenses increased by 3% or $26,928 as the Company expanded its sales and marketing efforts to focus on distribution channels.

          Interest income from lease investments and short-term securities generated interest income of $3,098 versus the year earlier interest income of $4,370. Interest expense during the quarter increased from $3,505 in 1994 to $20,704 in the third quarter of 1995 primarily due to an increase in bank credit line borrowings.

         The Company lost $422,617 from operations during the third quarter of 1995 and a net loss after taxes of $460,768 versus a gain of $101,608 from operations and a net gain after taxes of $100,858 in the comparable quarter of 1994. Both periods included the results of Gemini Telemanagement Systems, which was acquired in August, 1994 and accounted for as a pooling of interests.

Nine months,  1995 vs 1994


REVENUES /      Revenues for the nine months ended September 30, 1995 were
NET INCOME      $5,252,496, a decrease of    1 % versus the $5,308,034 recorded
                during the nine months ended September 30, 1994.

     Total expenses during the nine months ended September 30, 1995 were $6,195,570, a 15% increase versus the $5,396,766 of expenses incurred during the nine months ended September 30, 1994. The variable portion of product costs remained at 20% in the first three quarters of 1995 and 1994. Total product costs as a percentage of revenues increased to 51% in the 1995 period from 44% in 1994 due to expanded customer service operations. Research and development expenses increased by 38% compared with the prior year first three quarters, primarily as a result of continued development of Windows-based and toll fraud products. Other overhead expenses including Sales, Marketing and General and Administrative overhead increased by 8% or $180,894 compared with the first three quarters of 1994.

          Interest income from lease investments and short-term securities generated interest income of $10,220 versus the year earlier interest income of $19,087. Interest expense during the first three quarters increased from $869 in 1994 to $47,208 in 1995 primarily due an increase in bank credit line borrowings.

         The Company lost $943,074 from operations during the first three quarters of 1995 and a net loss after taxes of $1,003,466 versus a loss of $88,732 from operations and a net loss after taxes of $74,886 in the comparable quarter of 1994. Both periods included the results of Gemini Telemanagement Systems, which was acquired in August, 1994 and accounted for as a pooling of interests.


Liquidity and Capital Resources at September 30, 1995

         At September 30, 1995, Xiox held cash and cash equivalents totaling $393,564 and had working capital of $ 701,520 versus cash equivalents of $52,556 and working capital of $786,470 at December 31, 1994. The Company anticipates investing a total of $125,000 in capital equipment during 1995, consisting primarily of computer hardware and software and office equipment. Since December 31, 1994, capital equipment procurements have totaled $90,528.

         In May, 1994, the Company increased its line of credit from $500,000 to $1,000,000, collateralized by current and capital assets, with a bank. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus 1%, increased to prime plus 1.75% effective September 19, 1995. At September 30, 1995, the Company had $ 540,000 outstanding against this line. The Company anticipates that it will have sufficient working capital generated through operations and use of the bank line of credit to support its cash requirements through mid 1996.

Item 6.  Exhibits and Reports on Form 8-K


         A report on Form 8-K was filed on July 13, 1995 describing the raising in a private placement of $380,700 through the sale of 126,900 shares of Xiox common stock to primarily current shareholders, directors and officers of the company. The proceeds were used to help satisfy the capital and surplus requirements of the National Association of Securities Automated Quotation System ("NASDAQ") as of the June 30, 1995 reporting period and provide additional working capital.

         On August 9, 1995 an additional $40,200 was raised in a private placement through the sale of 13,400 shares of Xiox common stock to officers and other shareholders. No report on Form 8-K was required to be filed describing this transaction.

         A report on Form 8-K was filed on September 29, 1995 describing the raising of $300,000 through the sale of 100,000 shares of Xiox common stock to existing shareholders. The proceeds were used to provide additional working capital.

         No other reports on Form 8-K have been filed during the quarter ended September 30, 1995.

         A report on Form 8-K was filed on October 27, 1995 describing the October 14, 1995 sale of certain assets of the Company's Gemini Telemanagement Systems ("GTS"). The sale of the business assets was made in exchange for a sum of monies and assumption by Purchaser of the service warranty obligations of the Company existing on October 1, 1995. The transaction will be accounted for in October, 1995 as a sale of assets in exchange for payment of $52,254.95 and release of deferred revenue liability resulting in a one-time extraordinary gain of $109,236. The sale of GTS is a positive step in enabling the Company to focus on distribution sales opportunities.

                          X I O X  C O R P O R A T I O N

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.

                                            XIOX CORPORATION


                                            ------------------
                                            (Registrant)


Date:  November 14, 1994                    William H. Welling
                                            ------------------
                                            (William H. Welling, Chairman)
                                            (Duly Authorized Officer)



Date:  November 14, 1994                     Melanie D. Reid
                                             ---------------
                                            (Melanie D. Reid, VP of Finance/CFO)
                                            (Duly Authorized Officer)