Form 10QSB/A
period 1995-09-30
XIOX CORP
filed 1996-03-18
CIK 782995

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                              F O R M   10-QSB/A


(Mark One)
        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period September 30, 1995 ;

                                       or
       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from          to
                                             ----------   ----------

                            Commission file #0-15797

                                XIOX CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Delaware                                        95-3824750
----------------------------------              --------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

 577 Airport Blvd, Suite 700,
    Burlingame, California,                                     94010
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

 Issuer's telephone number:                               (415) 375-8188
--------------------------------------------------------------------------------

  Indicate by check mark whether the registrant:

   (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes X No__

   (2) Has been subject to such filing requirements for the past 90 days. Yes X No __

Issuer's number of common shares
outstanding at September 30, 1995                              2,085,450 shares
-------------------------------------------------------------------------------

                          X I O X    C O R P O R A T I O N

                                      INDEX


PART I    Financial Information

          Exhibit 27  Financial Data Schedule
                      September 30, 1995

                              (separate electronic document attached)

          Signatures

********************************************************************************


                          X I O X    C O R P O R A T I O N

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.

                                          XIOX CORPORATION

                                          ---------------------------
                                           (Registrant)


Date:  March 18, 1996                     William H. Welling
                                          ------------------
                                          (William H. Welling, Chairman)
                                          (Duly Authorized Officer)



Date:  March 18, 1996                     Melanie D. Reid
                                          ----------------
                                          (Melanie D. Reid, VP of Finance/CFO)
                                          (Duly Authorized Officer)