Form 10KSB
period 1995-12-31
XIOX CORP
filed 1996-04-01
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              F O R M    10-KSB
(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                                 (Fee Required)
                  For the fiscal year ended DECEMBER 31, 1995;

                                       or
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                (No Fee Required)
                For the transition period from        to
                                               ------    -------
                            Commission file #0-15797

                                XIOX CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                         953824750
- -----------------------------------               ------------------------------
(State or other jurisdiction of                    I.R.S. Employer incorporation
or organization)                                       or Identification Number)

 577 Airport Boulevard, Suite #700
        Burlingame, California                                             94010
- -----------------------------------               ------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:                   (415) 375-8188
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:                 None
                                                  ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value                                              NASDAQ
- -----------------------------------               ------------------------------
             (Title of Each Class)                         Name of Each Exchange
                                                             on Which Registered

Check  whether  the issuer:  (l) has filed all  reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes X , No
           ---    ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

Issuer's revenues for its most recent fiscal year.   $6,753,168
                                                   --------------

Exhibit  Index on page  24

The aggregate market value of the voting stock held by non-affiliates as of March 1, 1996 was approximately $ 1,236,026 (based upon the closing bid price of $2.25 for shares of the Registrants Common Stock as reported by the National Association of Securities Dealers Quotations Listing on that date). As of March 1, 1996 the total number of shares of common stock of the Registrant outstanding was 2,372,384.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents are incorporated by reference into the parts of Form 10-KSB indicated: (1) Xiox Annual Report to Stockholders for the year ended December 31, 1995 for Part II; (2) Proxy Statement dated April 17, 1996 for Annual Meeting to be held May 22, 1996 for Part III.

The Business section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results and Market Price of Stock."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  THE COMPANY

Xiox Corporation was incorporated in California in September, 1982 and became a publicly held company in February, 1986. On June 16, 1987, the Company changed its state of incorporation from California to Delaware.

In October, 1995, the Company sold certain assets of Gemini Telemanagement Systems, Inc. ("GTS"), a wholly-owned subsidiary, to GTS's former management.

Xiox Corporation designs, develops, manufactures and markets telecommunications management software and hardware systems which operate on personal computers, minicomputers, local area networks and stand-alone proprietary hardware. The Company's systems efficiently provide information to facilitate telephone expense control; client, department or project billback; and call traffic monitoring. In addition, the Company markets a complete family of telephone and network security products.

Since the Company's incorporation, its product line has expanded from a single software system to a full range of Telecommunication Management Systems, each of which has been designed to address the needs of small or large businesses in many different industries. In addition to its software and hardware-based systems, the Company also provides call costing rate tables and system enhancements to end users under subscription arrangements.

The Company markets its systems with it's own sales force, through dealers who include subsidiaries of the Regional Bell Operating Companies (RBOC's), and through Original Equipment Manufacturers (OEM's). The agreements with the RBOC's and many other dealers do not include any commitment by such dealers to purchase a minimum number of systems.

DEVELOPMENTS DURING 1995

In March, 1995 the Company signed a Co-Marketing Agreement with Nortel Communications Systems ("Nortel"). The agreement calls for Nortel to sell the Xiox Fort Knox family of products under the Meridian Safe product family. Nortel manufactures and distributes switches to over 200 distributors including all the RBOC's and GTE. The agreement does not require Nortel to take a minimum number of units. The agreement may be cancelled by either party with notice.

In July, 1995 the Company began shipping the full production release of its GBS for Windows product. The GBS for Windows product is the first Telemanagement product to be "self-installable". Through proprietary software developed by Xiox, for which it has applied for a patent, the end user loads the software onto a PC and the application configures the appropriate interfaces and electronically downloads the rate tables.

In November, 1995 the Company introduced Summa Voice, a voice mail product specifically focused on the 50 to 250-room hotel market. The product is sold through distributors. The product is designed to reduce the installation time normally involved in voice mail installations.


B.  PRODUCTS

Xiox products are comprised of four product categories: Call Accounting, Traffic Engineering, Facilities Management, and PBX security systems. Often these categories are combined into an integrated package called Telecommunications Management System (TMS). These products are provided on several platforms: proprietary stand-alone hardware, personal computers, Local Area Networks or as a Service Bureau offering. The Company has implemented TMS for clients as a managed outsourcing project when customers are looking for an alternative to running call accounting themselves.

TMS or Telemanagement products can be used in most industries. The primary benefits customers look for in implementing a telemanagement system are a decrease in communications costs through reductions in the number of minutes of telephone time utilized and a reduction in the cost per minute of telecommunication usage.

Call Accounting Software

Call Accounting software is used to collect data on telephone calls, generally from the PBX, and to price these calls by applying interexchange and local exchange carrier tariffs to them. The rated calls are placed into a database, and can be sorted, summed and printed in a variety of report formats. Savings generated by implementing a call accounting system range between 10-40% of the total number of minutes used each month compared to telecommunication networks not using a call accounting system. Call Accounting generates savings by allowing a company to use its telecommunications network more efficiently by reducing its minutes of usage. If each employee were to reduce phone usage by five minutes per day, the direct savings for 100 employees at $0.12 per minute cost would save $15,000 per year.

Call Accounting software systems and related subscription services are designed to be utilized in connection with the user's computerized telephone system and personal computer or local area network. The Company does not manufacture the computers and provides them only upon customer request.

The Company's Call Accounting systems do not require additional expansion boards to be inserted into the computer. Nor does an end user's computer need to be dedicated to perform only call accounting functions. Through the use of external call record storage devices, the computer can be freed for other tasks, programs, maintenance and repair. These external call storage devices are built to Xiox's specifications, and are sold by Xiox through its direct sales force and indirect channels of distribution as part of an integrated system.

The software is also used by professional and legal firms to pass on, usually with a mark-up, telephone expenses incurred on behalf of clients. Hotels, university campuses, hospitals, and shared tenant organizations use the software to charge guests, students, faculty, patients, and tenants for their telephone usage.

GBS for Windows(TM) was designed for ease of use. All of the Xiox tools and reports are accessible with point and click functionality, including macros for viewing information in colorful graphical formats; Intelligent Configuration(TM) (patent applied for) for automatic and simple installation; scheduled polling, processing and reporting; icon management of multiple sites, and rate table updates at a click of a button.

By utilizing these tools, a Xiox GBS for Windows(TM) user can install, run, and make high impact graphical presentations within hours. In comparison, DOS-base and other non-Windows competitive packages can take up to several days to install, configure, and train with additional time needed to prepare the first graph. Xiox GBS for Windows(TM) is built upon its predecessor GBS product's reputation for accuracy, flexibility, and quality of support. Systems are configured on up to 30,000 extensions.


The Xiox General Business Software Plus (GBP) product line is designed to operate on Local Area Networks or on a Personal Computer. Systems are configured to report on up to 30,000 Telephone Extensions and can process an unlimited number of Call Records.

A menu of standard reports provides selections from a library of up to 126 different detail and summary report topics, or from one of 324 available custom reports. A pre-select feature allows users to retrieve small, manageable files quickly from large databases in order to facilitate generation of any of the systems reports. The flexibility of this table-driven interface provides the ability to pinpoint call exceptions and offer ad hoc reporting.

Customers may choose from five separate Rate Table products to match their common carrier rate options for accurate call rating. Specialized carrier arrangements like SDN's, VPN's, and Tariff 12 offerings can also be integrated. When coupled with Xiox's table driven interface for Dialing Recognition Templates and Call Processing Rules, the 99.5% or greater accuracy in matching actual rates provides increased customer use of the information as a management tool and subsequently greater savings.

Customers with more than one location may elect to establish a central (host) site that will poll remote sites over telephone lines or through Wide Area Networks (WANS). Xiox Central Polling Software works in conjunction with pollable call storage buffers to create a networked telemanagement system. Since Xiox systems operate on Local Area Networks, customers may use existing LAN-to-LAN connectivity to poll data.

Call Accounting Hardware

The Prophet Series, the Company's hardware-based Call Accounting Systems, are microprocessor based stand-alone systems. Available with both general business and lodging firmware, the Prophet systems come in a range of sizes. Call storage, call processing, and call rating are all performed within the firmware of the device. An external keypad is available to allow one-button report generation. Reports may also be generated via a touch-tone telephone. This series is aimed at the lower-cost end user market and is sold through Xiox's distribution channels.

An enhancement to the product includes the Prophet Writer software. When downloaded to a customer-provided PC, call records may be stored to the PC hard disk. Prophet Writer software greatly enhances the reporting capabilities of the Prophet system. Also, a polling option allows data from multiple remote Prophet devices to be collected at a central site.


Traffic Engineering for Windows Software

The Xiox Traffic Engineering for Windows Software (XTES) is a management tool used to reduce the cost per minute of telecommunications expenses. This is accomplished by analyzing the same call data used in call accounting, by analyzing trunk utilization, and by identifying problems with Automatic Route Selection (also called Least Call Routing) programs in the PBX.

The product greatly simplifies the "Traffic Engineering" function. The "Alerts and Suggestions" report identifies actions that should be taken to reduce costs or eliminate blockage.

The Xiox Traffic Engineering Software works in conjunction with the Xiox Call Accounting Software databases or as a separate application to reduce the user's cost per minute. The software and resulting improvements to automatic route selection implementation can reduce most company's cost per minute by over 10%.

Facilities Management Software

The XIOX Facilities Management (XFMS) is a software system that automates record keeping for voice and data facilities. XFMS provides financial and operational control by integrating service order processing, equipment inventory management, cost allocation, trouble management and directory and cable record management into a powerful database management system.

XFMS enables a user to integrate interrelated tasks with a minimum number of entries. The system is also used to manage expenses, and can be used in conjunction with call accounting to provide a consolidated extension report of all telephony-related expenses incurred by a user or tenant over a specific time period.

Companies are becoming increasingly aware of this type of product and the benefits it provides in managing a complex telecommunications installation.

Fort Knox (R) PBX Security Products

PBX toll fraud costs U. S. businesses billions of dollars each year in lost resources. Theft of a company's long distance service by criminals erodes profits and costs the victims additional losses in personnel time, litigation and problem resolution. In addition to these costs, victims of toll fraud risk the security of sensitive information conveyed either by telephone or data networks.

The Company's Fort Knox (R) Family of products provide protection against toll fraud and other illicit entry to the corporate telecommunications network. The Fort Knox products can be used singly to protect specific hacker entry points or in combination to provide protection to the telecommunications network.

The Xiox Hacker Preventer(TM) (XHP) utilizes artificial intelligence and voice energy analysis to separate hackers from legitimate users. The XHP protects an entire telecommunications system, while allowing authorized users full use of all of the system's money saving features. These standard PBX features such as Direct Inward Dial Access (DISA) are usually disabled to thwart hackers; the XHP restores the functionality of the PBX back to the users as well as provides secure access to voicemail and other internal communication destinations.

The Xiox Hacker Deadbolt (R) (XHDB) provides protection for the remote maintenance and testing ports of the PBX system, Voice Mail systems, and other customer premises equipment. The XHDB can be purchased as a stand-alone unit or as an integrated component of the Xiox Hacker Preventer(TM).

The Xiox Hacker Tracker (R) (XHT) is a cost-effective, dedicated software package that reports on PBX traffic in a similar fashion to call accounting. The XHT comes pre-configured with the most useful reports for tracking and trapping illicit hackers. The XHT includes complete, easy to follow software documentation, and allows a customer to silently monitor system usage and traffic to potential fraudulent destinations.

XIOX HOSPITALITY INDUSTRY PRODUCT APPLICATIONS

Summa Voice is a voice mail product specifically engineered for 50 to 250-room hotels. This product enables these properties to offer their guests voice mail services that are easy to install, operate and use. With a voice mail product hotels are able to provide accurate, timely and confidential message-taking service for their guests, thereby improving guest satisfaction. The product also reduces the amount of time that hotel staff spend writing messages. This increases the amount of time available for personal service to guests which in turn improves guest satisfaction.

Xiox Lodging Software is specifically designed for hotels, motels, hospitals and nursing homes. It immediately prices calls and produces a call receipt which is posted to the guest's or patient's folio. If the business has a computerized property management system, the call accounting system prices and processes call records and communicates them to the property management system for automatic integration into a guest's records. Depending upon the specific model, the number of supported telephone extensions can range up to 6,000 extensions.

Xiox Summa Prophet Lodging Hardware Series can post to the hotel's property management system, or can provide easy to use guest billback capability for properties without a Property Management System (PMS). The Lodging system stores 1,000 call records, and is available in two models: the H-3, which manages up to 300 extensions, and the H-10, which manages up to 10,000 extensions.

Both Lodging systems interface with almost all available Property Management Systems and produce daily and monthly profit reports.

Xiox Summa Pro is a stand-alone call accounting system designed for budget and economy hotels with up to 500 extensions and provides a call storage capacity of 14,000 call records. The product is compliant with the new North American Numbering Plan (NANP) changes and allows smaller properties to afford the revenue-producing benefits of call accounting systems such as accurate tracking and billing of guest calls. It features smart, easy-to-use commands that allow any property manager or front desk employee to learn to operate without lengthy training, and includes one-touch reporting and credit limit with alarm.

The Xiox Summa Pro offers quick buttons for one-step processing of guest checkout, night audit procedures, credit limit and current call reports.
Additionally, it features an array of system alarms including 911, accurate tracking and billing of guest calls with separate billing for administrative extensions and a four line display with easy prompting and descriptive problem identification. The compact physical size of the Xiox Summa Pro is designed for the limited space in a front desk environment. The microprocessor, touch-response keypad and LCD are internal within the hardware with no external parts required.

The Xiox Summa Call Detection Unit (SCD) is a hardware system offered to lodging properties to help accurately bill customers and often increase revenue. With a 288-trunk capacity, the SCD can interface with most PBX's and supports direct T-1 connection. This stand-alone unit provides diagnostics for remote trunk troubleshooting and alarms for hardware or software failure. Detailed reporting enables tracking of Answered Calls, Unanswered Calls and Recovered Revenue.

In the lodging industry, a 45-second grace period is usually used to determine if a call is completed. Guests are charged all calls over this threshold, including calls to invalid numbers or numbers where no one answered. Shorter calls, even those completed within 45 seconds, are not charged to the guest.

The SCD tags call records as having an actual answer instead of relying upon a predetermined time period to presume actual call completion. This definite tagging allows the typical lodging customer to charge for short calls that would not have been charged prior to the installation. The average customer's telephone related revenues are estimated to increase using this device.

Although hotels have used call accounting to bill guests for some time, these systems have been unable to determine if calls were actually completed. Lost revenues from undetected, yet completed calls under the 45-second threshold result in lost revenue, as well as unrecovered expense. Furthermore, guest complaints about billed calls not completed have been a problem for hotels, motels and resorts.

PRODUCT SUPPORT AND SUBSCRIPTION SERVICES

The Company obtains and resells third-party hardware, primarily external buffers. In addition, the Company charges its customers and its dealers in certain cases for system installation and training and travel costs associated with familiarizing customers with the Company's systems.

The Company renews Product Support subscriptions for its customers on an annual basis. Renewal of Product Support entitles a client to unlimited access to the Product Support Center. It also entitles the customer to receive any product enhancements or "bug fixes" throughout that year.

The Company provides end users with call costing rate tables under annual subscriptions. These rate tables provide the end user with current telephone tariffs to generate accurate call rating. The Company offers several rate table options, based on the complexity of the customer's telecommunications environment. The Company also offers enhancements to and support of its systems after the first year of use.

C. SALES AND MARKETING

The Company markets its systems to end users primarily through its network of authorized dealers. The Company sells to over 130 dealers with 45 locations including three of the RBOC's, (Nortel Communications Systems, US West Information Systems, and Bellsouth Communications Systems) and several independent business telephone dealers. Most of the Company's dealer agreements do not include commitments by such dealers to purchase a minimum number of systems and typically may be canceled at any time with 30 days prior written notice.

During each of the years ended December 31, 1995, 1994, and 1993 the Company's export sales were less than 2% of total sales.

The Company's marketing approach varies depending upon the type of system. A description of each of these approaches is set forth below:

Xiox General Business Software, Xiox Call Analyzer, Xiox GBS for Windows, Xiox Traffic Engineering Software, Xiox Facilities Management Software and Fort Knox
(R) Security Products

These systems are typically marketed to large corporations primarily through the Company's direct sales force, RBOC's or business telephone dealers. In order for dealers to effectively establish and support their customer base, the Company must commit technical and sales personnel to training dealers with respect to installation and application support.

Xiox Lodging Software ,Telephone Call Detection Devices, Summa Prophet H, Summa Pro, and Summa Voice.

These products known as the Summa Suite family of products are targeted to both independent and chain-affiliated properties in the lodging industry. Marketing of Xiox Lodging Software is through the direct sales force, value-added dealers specializing in Lodging, and OEM's with Lodging specific systems.

Xiox  Prophet  Call  Accounting  Systems.  These  hardware  devices are marketed
exclusively   through  the  Company's   distributors   and  original   equipment
manufacturers.

D.  REVENUE PATTERNS

The Company's operating history has indicated a sales pattern reflective of both the telecommunication and computer industries with sales generally weaker in the first quarter of each calendar year than the last quarter of the previous year.

E.   INDUSTRY AND COMPETITION

The telecommunications management systems industry has been characterized by intense competition and rapid technological and marketing changes. Decisions of the FCC and the divestiture by AT&T of the RBOC's significantly altered the marketing and distribution of telecommunications equipment and systems. The principal competitive factors in the market for telephone management and call accounting software systems are customer service, dealer coverage, name recognition, product performance, price and flexibility of product design. Many of Xiox's competitors have significantly greater financial, marketing and technical resources.

The actions of these companies may have a material adverse effect on the Company. In order for Xiox to remain competitive, it must rapidly respond to such changes, including the enhancement and upgrading of existing products and the introduction of new products. There can be no assurance that the Company will be able to respond to such changes.

Original Equipment Manufacturers. Currently, the Xiox products compete with systems offered by manufacturers of computerized telephone systems. The Company competes with these companies on the basis that its products operate on standard personal computers and are typically offered at lower prices since these competitive products require a significant hardware investment.

Independent Hardware and Software Developers. Xiox also competes directly or through dealers with numerous independent hardware and software developers.

The Company believes it effectively competes with other companies on the basis of price, performance and more sophisticated features. However, because the market in which the Company competes is intensely competitive, there can be no assurance that the Company will remain competitive in respect to some or all of these factors.

No single customer or dealer accounted for 10% or more of total revenues during the years of 1995, 1994 and 1993.

F.  PRODUCT DEVELOPMENT

Xiox is committed to the development of new products and to the continued enhancement of its existing products. The GBS for Windows Call Accounting Software products began general production in July 1995. During 1995 and 1994, research and development expenses were $1,130,795 and $1,018,004, respectively. The 1995 figures reflect R&D efforts towards further development of Windows versions of the Company's call accounting products and the stand-alone Summa Pro call accounting system.

G.   PATENTS, COPYRIGHTS, TRADEMARKS AND LICENSES

The Company has filed for copyrights on its computer programs and algorithms. The Company has filed or received trademark protection for its service marks under its Fort Knox (R) Family of products including Hacker Tracker(R), Hacker Preventer(TM), Hacker Deadbolt(R), and Hacker Stopper (R). The Company applied for a patent on its intelligent configuration and remote rate table delivery system as well as its technology in the Xiox Hacker Preventer(TM).

H.   PRODUCTION AND BACKLOG

The Company produces its products from a library of master diskettes upon receipt of firm orders. Software orders are usually placed on an as needed basis, and are shipped by the Company shortly after receipt of an order. As a result, the Company does not have a substantial backlog, and the Company's backlog at any particular time is generally not indicative of its future level of sales. The Company's hardware products are manufactured to Xiox specifications by outside suppliers. These products are also available from alternate domestic suppliers. The company defers substantial revenue from annual subscriptions for its annual rate table and maintenance and support agreement subscriptions. This deferred revenue is amortized over the life of the subscription.

I.   EMPLOYEES

The Company had 53 full-time employees as of December 31, 1995. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory. In August, 1995, the Company reduced full-time headcount by 20 employees as a reduction in force.

J.  INDUSTRY SEGMENT

The Company operates in a single industry segment and information regarding the Company's revenue, operating profit or loss and identifiable assets are set forth in the Company's financial statements (see Item 7).

ITEM 2.  DESCRIPTION OF PROPERTY

Xiox leases approximately 13,168 square feet of office space at 577 Airport Boulevard, Suite 700, Burlingame, California, 4,330 square feet of which is subleased. The lease expires in July 2000. In addition, Xiox leases 8,205 square feet of multi-use space at 150 Dow Court, Manchester, N. H. under a five-year lease expiring in December, 1997. Xiox also leased 2,915 square feet of multi-use space at 5025 South Ash Boulevard, Tempe, Arizona under a two-year lease which expired in December 1995. Xiox relocated in January, 1996 to a 734-square foot facility at 600 E. Baseline, Suite B2, Tempe, Arizona under a one-year lease which expires January 1, 1997.

ITEM 3.  LEGAL PROCEEDINGS

The Company is engaged in the following legal actions:

         On July 25, 1994, the Company filed a complaint in the Alameda County (California) Superior Court seeking to recover software, hardware and intellectual property which it contends Melvin Hale, a former employee and independent contractor for the Company had misappropriated. Hale filed a cross-complaint against the Company on September 2, 1994, in which he alleges that the Company is liable for damages for breach of contract and fraud in connection with Hale's work for the Company.

         At the beginning of the case, the Company obtained a preliminary injunction against Hale ordering him to return all of the Company's property and prohibiting him from using the Company's trade secrets or confidential information. The parties have recently agreed in principle to a settlement of all claims between them. Under the settlement the Company will retain title to all intellectual property which Hale helped develop while an employee or independent contractor of the Company or in which he claims an ownership interest. Hale will agree not to use any of the Company's trade secrets or confidential information and neither side will pay any money to the other. A settlement agreement and mutual release of claims is currently being prepared.

         On October 18, 1994, CHI/COR Information Management, Inc., an Illinois Corporation ("CHI/COR") with whom Mr. Hale was formerly employed, filed an action in the Chancery Division of the Circuit Court of Cook county, Illinois against the Company, one of CHI/COR's former employees Melvin Hale and Intra Network Services. CHI/COR claimed that Hale, while in CHI/COR's employ, developed a certain computer program which he took with him upon his departure and sold to the Company which, CHI/COR alleged, in turn was sold to the public. CHI/COR made claims of misappropriation of trade secret computer software in violation of Illinois law. The Company successfully moved to dismiss CHI/COR's claims on the grounds of lack of jurisdiction. The plaintiff, however, was given leave to replead in an attempt to establish jurisdiction. At that time, the case was resolved by settlement for an amount less than

$11,000 which the Company had accrued as of December 31, 1995. The case was dismissed pursuant to settlement on March 13, 1996.

The Company is not a party to any other litigation, the adverse outcome of which, in management's opinion, would have a material effect upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not have any submissions of matters to a vote of security holders during the fourth quarter of 1995.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

This information is set forth under the caption "Stock Trading Information" on page 16 of the Company's 1995 Annual Report to Stockholders (the "Annual Report"), and is hereby incorporated by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 and 3 of the Annual Report, and such information is hereby incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements of the Company and the auditors' report appearing on pages 4 through 15 of the Annual Report are hereby incorporated herein by reference.

   o    Consolidated Balance Sheets as of December 31, 1995 and 1994

   o    Consolidated Statements of Operations for the years ended
        December 31,1995 and 1994

   o    Consolidated Statements of Cash Flows for the years ended
        December 31,1995  and 1994

   o Consolidated Statements of Stockholders' Equity for the years ended December 31,1995 and 1994

   o    Notes to Consolidated Financial Statements

   o    Report of Independent Auditors

The Company's 1995 Annual Report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not to be deemed as filed as part of this Report on Form 10-KSB.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information contained in Xiox's Proxy Statement dated April 17, 1996 for its 1995 Annual Meeting of Stockholders under the captions "Nominees" and "Business Experience of Directors" and "Executive Officers" is hereby incorporated by reference.


ITEM 10.  EXECUTIVE COMPENSATION

Information contained in Xiox's Proxy Statement dated April 17, 1996 for its 1995 Annual Meeting of Stockholders under the caption "Executive Compensation" is hereby incorporated by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

Information contained in Xiox's Proxy Statement dated April 17, 1996 for its 1995 Annual Meeting of Stockholders under the captions "Principal Stockholders" and "Security Ownership of Management" is hereby incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information contained in Xiox's Proxy Statement dated April 17, 1996 for its 1995 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions" is hereby incorporated by reference.

ITEM 13.  EXHIBITS,  FINANCIAL STATEMENTS,  AND  REPORTS  ON  FORM 8-K


A.  Documents filed as part of this report:

     l.     Financial Statements:

     The following financial statements of Xiox Corporation are included in Part II, Item 7 of this Report on Form 10-KSB and are hereby incorporated by reference from its 1995 Annual Report to Stockholders, filed as Exhibit 13.l to this Report on Form 10-KSB.

                                                               Page(s) in 1995
                                                                Annual Report
                                                               ----------------

          Report of Independent  Auditors                                 15

          Consolidated Balance Sheets as of                                4
          December 31, 1995 and 1994

          Consolidated Statements of Operations                            5
          for the years ended December 31, 1995 and 1994


          Consolidated Statements of Cash Flows                          6-7
          for the years ended December 31, 1995 and 1994

          Consolidated Statements of Stockholders' Equity for              7
          the years ended December 31, 1995 and 1994

          Notes to Consolidated Financial Statements                    8-14


     All other financial statements and schedules not listed above are omitted as the information is not required or because information is presented in the financial statements or related notes.

     2.   Exhibits:

         2.1 Proposed Agreement and Plan of Merger between the Company and Xiox Corporation, a Delaware Corporation, to affect the reincorporation of the Company in Delaware, filed as Exhibit
                    2.1 to the Company's Report on Form 10-K for the year ended December 31, 1986, is hereby incorporated by reference.

          3.l Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on April 7, 1987 filed as
                    Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.

          3.2 Bylaws, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31,1987, is hereby incorporated by reference.

          4.1       Reference is made to Exhibits 3.l and 3.2.

         10.02 Authorized Dealer Sales Agreement dated April 25, 1985 between Registrant and PacTel InfoSystems, filed as Exhibit
                    10.2 to the Registration Statement, is hereby incorporated by reference.

         10.04      Xiox  Corporation  Restated  1984 Stock Option Plan filed as
                    Exhibit 28.1 to the Company's Registration Statement on Form S-8 (File No. 33-42433 ), filed with the SEC is hereby incorporated by reference.

         10.05 Form of Notice of Grant and Stock Option Agreement to Restated 1984 Stock Option Plan to be used in connection with the Plan, filed as Exhibit 28.2 to the Company's Registration Statement on Form S-8 (file No. 33-37686) filed with the SEC (the "S-8 Registration Statement"), is hereby incorporated by reference.

         10.06 Form of Stock Purchase Agreement generally used in connection with the exercise of an immediately exercisable option granted under the Restated 1984 Stock Option Plan, filed as Exhibit 28.3 to the S-8 Registration Statement, is hereby incorporated by reference.

         10.07 Form of Automatic Option Agreement for use in connection with Restated 1984 Option Plan, filed as Exhibit 28.4 to the S-8 Registration Statement, is hereby incorporated by reference.

         10.08 Form of Stock Purchase Agreement generally used in connection with the exercise of an automatic option granted under the 1984 Restated Option Plan, filed as Exhibit 28.5 to the S-8 Registration Statement, is hereby incorporated by reference.

         10.09 Lease Agreement between the Company and Bay Park Plaza dated March 20, 1987, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.

         10.091 Amended Lease Agreement between the Company and Bay Park Plaza dated July 28, 1994, filed as Exhibit 10.091 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, is hereby incorporated by reference.

         10.092 Sublease and Lease Agreements between the Company and Hands-On Technology dated November 8, 1995, filed as Exhibit
                    10.092 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, is hereby attached as Exhibit 10.092.

         10.13 Form of Director Indemnity Agreement filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31,1987, is hereby incorporated by reference.

         10.14 Xiox Corporation 1994 Stock Plan, filed as Exhibit 4.1 to the Company's Registration Statement under Form S-8 (File No. 33-88996 ) with the SEC on February 1, 1995, is hereby incorporated by reference.

         10.15 Form Stock Option Agreement to 1994 Stock Plan to be used in connection with the Plan, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (file No. 33-88996) filed with the SEC (the "S-8 Registration Statement"), is hereby incorporated by reference.

         10.25 Agreement for the Purchase and Sale of Stock of SFX, Inc. (formerly Summa Four Business Products, Inc.) dated March 27,1991 filed under Form 8-K on March 27,1991 as amended on June 7,1991, is hereby incorporated by reference.

         10.26 Agreement for Business Combination by and among Xiox Corporation and Gemini Telemanagement Systems (principal shareholders Richard Alter, Gregory Bell and Darrell Krulce) dated August 17, 1994, filed under Form 8-K on August 29, 1994 as amended on October 28, 1994, is hereby incorporated by reference.

         10.27 Assets Purchase Agreement of Instor Systems Corporation dated October 12, 1994 with Closing on December 1, 1994, filed under Form 8-K on December 15, 1994, is hereby incorporated by reference.

         11.1 Computation of earnings per share for the two years ended December 31, 1995 and 1994 are included in the Company's 1995 Annual Report under Notes to Consolidated Financial Statements.

         13.1 1995 Annual Report to Stockholders is hereby incorporated by reference and attached as Exhibit 13.1.

         22.1 The wholly owned subsidiaries of the Company are listed under the caption "Principles of Consolidation" on Page 8 of the Company's 1995 Annual Report.

         23.1       Consent of Independent Auditors.


B.  Reports on Form 8-K.

    The following events occured in 1995 and were filed under Form 8-K or 8-K/A:

         Stock Purchase and Registration Rights Agreement and required financial statements, dated June 19, 1995, filed June 22, 1995.

         Stock Purchase and Registration Rights Agreement and required financial statements, dated July 13, 1995, filed July 13, 1995.

         Stock Purchase and Registration Rights Agreement and required financial statements, dated September 29, 1995, filed October 13, 1995. Amended 8-K/A filed January 12, 1996.

         Disposition of Assets of Gemini Telemanagement Systems, dated October 14, 1995, filed October 27, 1995. Amended 8K/A filed December 22, 1995.

         Stock Purchase and Registration Rights Agreement and required financial statements, dated December 28, 1995, filed January 11, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Xiox Corporation


March 29, 1996                                William H. Welling
                                     -----------------------------------------
                                               William H. Welling
                                     Chairman and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 29, 1996                                      William H. Welling
                                           -------------------------------------
                                                   William H. Welling
                                          Chairman and Chief Executive Officer
                                      (Principal Executive Officer) and Director


March 29, 1996                                      Mark A. Parrish, Jr.
                                           -------------------------------------
                                                    Mark A. Parrish, Jr.
                                                        Director


March 29, 1996                                          Marc Michel
                                           -------------------------------------
                                                        Marc Michel
                                                 Director and Secretary


March 29, 1996                                       Bernard T. Marren
                                          -------------------------------------
                                                     Bernard T. Marren
                                                        Director


March 29, 1996                                      John T. Boatwright
                                           -------------------------------------
                                                    John T. Boatwright
                                                         Director

                               SIGNATURES (CON'T)



March 29, 1996                                       Robert K. McAfee
                                          -------------------------------------
                                                     Robert K. McAfee
                                                         Director


March 29, 1996                                        Richard Alter
                                           -------------------------------------
                                                      Richard Alter
                                                        Director



March 29, 1996                                       Melanie D. Reid
                                           -------------------------------------
                                                     Melanie D. Reid
                                       Vice President of Finance/Chief Financial
                                       Officer (Principal Financial Officer and
                                            Principal Accounting Officer)

                         CONSENT OF INDEPENDENT AUDITORS




The Board of Directors
Xiox Corporation:

We consent to incorporation by reference in the registration statements (Nos. 33- 4989, 33-16019 and 33-37686) on Form S-8 of Xiox Corporation of our report dated February 16, 1996, relating to the consolidated balance sheets of Xiox Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated-statements of operations, stockholders' equity, and cash flows each for the years then ended, which report which is incorporated by reference in the December 31, 1995, annual report on Form 10-KSB of Xiox Corporation.



                              KPMG Peat Marwick LLP



San Jose, California
March 28, 1996

EXHIBIT INDEX



                                                                SEQUENTIALLY
EXHIBIT NUMBER                                                 NUMBERED  PAGE
- ----------------                                               -----------------
10.092   Sublease and  Lease Agreements between                       25-30
         the Company and Hands-On Technology

13.1     1995 Annual Report to Stockholders
             (incorporated by reference)