Form 10QSB
period 1996-03-31
XIOX CORP
filed 1996-05-15
CIK 782995

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarterly period March 31, 1996;

                                             or
  ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
              For the transition period from __________to _________

                            Commission file #0-15797

                                XIOX CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Delaware                                                   95-3824750
- -------------------------------                 --------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

577 Airport Blvd, Suite 700,
 Burlingame, California                                                   94010
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

 Issuer's telephone number:                                  (415) 375-8188
- ---------------------------------------------------------------------------

        Indicate by check mark whether the registrant:

        (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file
            such reports).    Yes X   No
                                 ---    ---

        (2) Has been subject to such filing requirements for the past 90 days. Yes X No
               ---   ---

Issuer's number of common shares
outstanding at March 31, 1996                                  2,372,384 shares
- -------------------------------------------------------------------------------

     X I O X    C O R P O R A T I O N    A N D    S U B S I D I A R I E S

                                      INDEX

                                                                         Page No
PART I   Financial Information

         Item 1.

            Condensed Consolidated Balance Sheets -
              March 31, 1996 and  December 31, 1995                          3

            Condensed Consolidated Statements of Operations
               Three Months ended March 31, 1996 and March 31, 1995          4

            Condensed Consolidated Statements of Cash Flows -
               Three Months ended March 31, 1996 and March 31, 1995          5

            Notes to Condensed Consolidated Financial Statements           6-7


         Item 2.

            Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-9


PART II  Other Information

         Item 6.

            Exhibits and Reports on Form 8-K                                 9

         Exhibit 27.

            Financial Data Schedule - March 31, 1996
            (separate electronic document attached)


         Signatures                                                         10

                         PART I - FINANCIAL INFORMATION

     X I O X    C O R P O R A T I O N    A N D    S U B S I D I A R I E S

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31, 1996  December 31,1995
                                                   (unaudited)          ***
                                                --------------  ----------------
ASSETS:

CURRENT ASSETS
    CASH & CASH EQUIVALENTS                        $   235,201        344,165
    ACCOUNTS RECEIVABLE, NET                           978,523        949,779
    OTHER RECEIVABLES                                   18,937         29,005
    INVENTORIES                                        252,286        348,230
    PREPAID EXPENSES AND OTHER ASSETS                  224,382         74,175
                                                   -----------    -----------

             TOTAL CURRENT ASSETS                    1,709,329      1,745,354

PURCHASED SOFTWARE, NET                                 87,810         95,606
PROPERTY & EQUIPMENT, NET                              431,235        476,381
NOTES RECEIVABLE                                       131,138        131,138
DEPOSITS & OTHER ASSETS                                 21,598         21,952
                                                   -----------    -----------

                                                   $ 2,381,110      2,470,431
                                                   ===========    ===========
LIABILITIES/STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
    BANK LINE OF CREDIT                            $         0        100,000
    ACCOUNTS PAYABLE                                    78,283        146,139
    ACCRUED EXPENSES                                    89,977         81,915
    ACCRUED COMPENSATION                                68,200         60,280
    PURCHASE DEPOSITS                                  351,747        231,266
    DEFERRED REVENUE                                   725,257        687,314
                                                   -----------    -----------

           TOTAL CURRENT LIABILITIES                 1,313,464      1,306,914

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
COMMON STOCK, $.01 par, 10,000,000 Authorized,          23,724         23,578
     2,372,384 and 2,357,784 issued and            -----------    -----------
     outstanding in 1996 and 1995 respectively

PAID-IN CAPITAL                                      5,465,157      5,465,140
ACCUMULATED DEFICIT                                 (4,421,235)    (4,325,201)
                                                   -----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                       1,067,646      1,163,517
                                                   -----------    -----------

                                                   $ 2,381,110      2,470,431
                                                   ===========    ===========

***      Condensed from audited financial statements.
         The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

     X I O X    C O R P O R A T I O N    A N D    S U B S I D I A R I E S

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three months ended  Three months ended
                                             March 31, 1996      March 31, 1995
                                               (unaudited)         (unaudited)
                                               -----------       -----------

REVENUES                                       $ 1,339,525         1,775,508

   PRODUCT COSTS                                   600,792           913,994
   RESEARCH AND DEVELOPMENT                        189,754           324,906
   MARKETING, SALES, AND ADMINISTRATIVE            643,314           796,058
                                               -----------       -----------

                                                 1,433,860         2,034,958
                                               -----------       -----------

LOSS FROM OPERATIONS                               (94,335)         (259,450)

INTEREST INCOME, NET                                 1,116            (8,436)
                                               -----------       -----------

   LOSS BEFORE INCOME TAXES                        (93,219)         (267,886)

INCOME TAX PROVISION                                (2,815)             (550)
                                               -----------       -----------

   NET LOSS                                    $   (96,034)         (268,436)
                                               ===========       ===========



PER SHARE INFORMATION:

NET LOSS PER SHARE                             $     (0.04)            (0.15)
                                               ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING DURING THE QUARTER            2,362,918         1,758,429
                                               ===========       ===========



              The accompanying notes are an integral part of these
                        condensed financial statements.

                         PART I - FINANCIAL INFORMATION

     X I O X    C O R P O R A T I O N    A N D    S U B S I D I A R I E S

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Three months ended  Three months ended
                                                          March 31, 1996      March 31, 1995
                                                             (unaudited)         (unaudited)
                                                            -----------       --------------

CASH USED IN OPERATING ACTIVITIES:
     NET LOSS                                               $ (96,034)         (268,436)

RECONCILING ADJUSTMENTS FROM OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                             57,335            58,206

DECREASE (INCREASE) IN:
     ACCOUNTS / OTHER RECEIVABLES, NET                        (18,676)          462,406
     INVENTORIES                                               95,944          (137,773)
     PREPAID EXPENSES, DEPOSITS AND OTHER ASSETS             (149,853)         (172,832)

INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    (49,174)         (287,748)
     INCOME TAXES PAYABLE                                      (2,700)             (550)
     PURCHASE DEPOSITS                                        120,481            28,504
     DEFERRED REVENUE                                          37,943             7,121
                                                            ---------         ---------

NET CASH USED IN OPERATIONS                                    (4,734)         (311,102)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     ACQUISITION OF PROPERTY AND EQUIPMENT, NET                    62           (19,543)
     ACQUISITION OF SOFTWARE RIGHTS, NET                       (4,455)          (11,159)
                                                            ---------         ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (4,393)          (30,702)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     BORROWINGS FROM BANK LINE                                      0           270,000
     BANK LINE REPAYMENTS                                    (100,000)                0
     SALES OF COMMON STOCK                                        163            26,357
                                                            ---------         ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (99,837)          296,357
                                                            ---------         ---------

NET INCREASE/(DECREASE) IN
CASH & CASH EQUIVALENTS                                      (108,964)          (45,447)

BEGINNING CASH AND CASH EQUIVALENTS                           344,165            52,556
                                                            ---------         ---------

ENDING CASH AND CASH EQUIVALENTS                            $ 235,201             7,109
                                                            =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     INTEREST PAID DURING THE QUARTER                       $   1,536            12,336
     INCOME TAXES PAID DURING THE QUARTER                       2,815               550

              The accompanying notes are an integral part of these
                        condensed financial statements.

                         PART I - FINANCIAL INFORMATION

     X I O X    C O R P O R A T I O N    A N D    S U B S I D I A R I E S

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 :  BASIS OF PRESENTATION

         The financial information included herein relating to December 31, 1995 is audited and the financial information relating to the three month periods ended March 31, 1996 and March 31, 1995 is unaudited, and as such reflects all adjustments (consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods). Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed pursuant to Securities and Exchange Commission Rules.

         The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim statements be read in conjunction with the financial statements and notes included in the Company's Annual Financial Report filed on Form 10KSB for the year ended December 31,1995.

NOTE 2 :  INVENTORIES

         Inventories at March 31, 1996 have been stated at the lower of cost (first-in, first-out basis) or market. Inventories consist solely of purchased hardware and software products (finished goods).

NOTE 3 :   PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following:

                                              March 31, 1996   December 31, 1995
                                             ---------------   -----------------

   Office Equipment                            $ 1,020,487          1,019,919
   Furniture and  Fixtures                         303,754            304,384
                                               -----------        -----------
                                                 1,324,241          1,324,303
     less Accumulated
     Depreciation/Amortization                    (893,006)          (847,922)
                                               -----------        -----------
                                                   431,235            476,381
                                               ===========        ===========

   Software Acquisition                        $   193,402            188,947
      less Accumulated Depreciation               (105,592)           (93,341)
                                               -----------        -----------
                                                    87,810             95,606
                                               ===========        ===========

                         PART I - FINANCIAL INFORMATION

     X I O X    C O R P O R A T I O N    A N D    S U B S I D I A R I E S

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 :   BANK LINE OF CREDIT

         The Company maintains a $750,000 line of credit collateralized by eligible accounts receivable. The line bears interest at prime plus 1.75%, increased to prime plus 2.00% effective December 28, 1995, and is renewable in June, 1996. At March 31, 1996 the Company had $0 outstanding against this line.


NOTE 5:   STOCK-BASED COMPENSATION

         In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the consolidated financial statements. SFAS No. 123 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

                         PART I - FINANCIAL INFORMATION

     X I O X    C O R P O R A T I O N    A N D    S U B S I D I A R I E S

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS



         This section and the financial information provided herein contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from management's expectations and the results discussed in the forward looking statements. Significant factors which could affect performance include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page (9) below.

         The following is management's discussion and analysis of certain significant factors which have affected Xiox's financial position and operating results during the periods included in the accompanying condensed financial statements.


First Quarter, 1996 vs 1995


REVENUES / Revenues for the three months ended March 31, 1996 were $1,339,525, NET INCOME a decrease of 25% versus the $1,775,508 recorded during the three months ended March 31, 1995. A portion of the $435,983 decrease in revenues is attributable to the sale of the Company's Gemini Telemanagement Systems ("GTS") business in the fourth quarter of 1995.

                  Total expenses during the three months ended March 31, 1996 were $ 1,433,860, a decrease of 30% versus the $2,034,958 of expenses incurred during the three months ended March 31, 1995. The variable portion of product costs declined slightly to 20% of total revenue in first quarter 1996 from 22% in 1995 due to variations in product mix. Total product costs as a percentage of revenues decreased to 45% in 1996 from 51% in 1995, primarily due to the Company's efforts to centralize key functions of its operations. Efforts to manage expenses were realized during the first quarter of 1996 and are reflected in an overall decrease in other operating expenses of 26% or $287,896 versus the comparable quarter of 1995.

          Interest income from lease investments and short-term securities generated interest income of $2,652 versus the year earlier interest income of $3,900. Interest expense during the quarter decreased 88%, from $12,336 in 1995 to $1,536 in the first quarter of 1996, primarily due to a decrease in bank credit line borrowings.

         The Company lost $94,335 from operations during the first quarter of 1996 and incurred a net loss after taxes of $96,034 versus a loss of $259,450 from operations and a net loss after taxes of $268,436 in the comparable quarter of 1995. On a comparative basis, this represents a 64% increase in profitability, or a decrease in net loss of $163,416, at a lower revenue level. The Company attributed this to its management of expenses and efforts to streamline operations.

                         PART I - FINANCIAL INFORMATION

     X I O X    C O R P O R A T I O N    A N D    S U B S I D I A R I E S

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                                   (continued)

Liquidity and Capital Resources at March 31, 1996

         At March 31, 1996, Xiox held cash and cash equivalents totaling $235,201 and had working capital of $ 1,121,122 versus cash equivalents of $334,165 and working capital of $1,125,754 at December 31, 1995. The Company anticipates investing a total of $100,000 in capital equipment during 1996, consisting primarily of computer hardware and software and office equipment. Since December 31, 1995, capital equipment procurements have totaled $4,393.

         In December, 1995, the Company decreased its bank line of credit from $1,000,000 to $750,000. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus 1.75%, increased to prime plus 2.00% effective December 28, 1995. At March 31, 1996, the Company had $0 outstanding against this line.


Factors Affecting Market Price of Stock at March 31, 1996

         Xiox operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control and any of which may have an adverse effect on the Company's business, financial condition, and results of operations. These uncertainties include, but are not limited to, the Company's reliance on the sale of few products; the Company's dependence on the ability of its distribution channels to market the Company's products; the fluctuations in the Company's quarterly results and the effect of these results on the Company's ability to maintain its listed status on the Nasdaq Small Cap Market; the ability of the Company's product developers to design products and software that do not contain defects and "bugs" which render the products or software inoperable, or susceptible to breakdown, software viruses, or "hacking"; and the outcome of the litigation in which the Company is involved.




                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended March 31, 1996.

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

                                            XIOX CORPORATION



                                            ------------------------------
                                            (Registrant)


Date:  May 15, 1996                         William H. Welling
                                            ------------------------------
                                            (William H. Welling, Chairman)
                                            (Duly Authorized Officer)



Date:  May 15, 1996                         Melanie D. Reid
                                            ------------------------------
                                            (Melanie D. Reid, VP of Finance/CFO)
                                            (Duly Authorized Officer)