Form 10QSB
period 1996-06-30
XIOX CORP
filed 1996-08-01
CIK 782995

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         (Mark One)
              (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                              For the quarterly period June 30, 1996;
                                                       -------------

                                       or
              ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the transition period from           to
                                                      ----------   ---------

                            Commission file #0-15797
                                            --------

                                XIOX CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           Delaware                                                  95-3824750
- -------------------------------                 --------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

 577 Airport Blvd, Suite 700,
 Burlingame, California                                                   94010
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

 Issuer's telephone number:                                      (415) 375-8188
- --------------------------------------------------------------------------------

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

Issuer's number of common shares
outstanding at June 30, 1996                                   2,372,384 shares
- -------------------------------------------------------------------------------

                        XIOX CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No
                                                                        -------
PART I    Financial Information

            Item 1.

                Condensed Consolidated Balance Sheets -
                      June 30, 1996 and  December 31, 1995                     3

                Condensed Consolidated Statements of Operations
                      Three Months ended June 30, 1996 and June 30, 1995       4

                Condensed Consolidated Statements of Operations
                       Six Months ended June 30, 1996 and June 30, 1995        5

                Condensed Consolidated Statements of Cash Flows  -
                       Six Months ended June 30, 1996 and June 30, 1995        6

                Notes to Condensed Consolidated Financial Statements         7-8


            Item 2.

                Management's Discussion and Analysis of
                       Financial Condition and Results of Operations        9-11


PART II    Other Information

            Item 6.

                Exhibits and Reports on Form 8-K                              11

            Exhibit 27.

                Financial Data Schedule - June 30, 1996
                (separate electronic document attached)


            Signatures                                                        12


                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30, 1996      December 31,1995
                                                      (unaudited)               ***
                                                      -----------       -----------------

ASSETS:

CURRENT ASSETS
    CASH & CASH EQUIVALENTS                           $   503,953             344,165
    ACCOUNTS RECEIVABLE, NET                              900,480             949,779
    OTHER RECEIVABLES                                      (2,824)             29,005
    INVENTORIES                                           336,087             348,230
    PREPAID EXPENSES AND OTHER ASSETS                     122,780              74,175
                                                      -----------         -----------

             TOTAL CURRENT ASSETS                       1,860,476           1,745,354


PURCHASED SOFTWARE, NET                                    78,520              95,606
PROPERTY & EQUIPMENT, NET                                 392,830             476,381
NOTES RECEIVABLE                                          131,138             131,138
DEPOSITS & OTHER ASSETS                                    20,698              21,952
                                                      -----------         -----------
                                                      $ 2,483,662           2,470,431
                                                      ===========         ===========
LIABILITIES/STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
    BANK LINE OF CREDIT                               $         0             100,000
    ACCOUNTS PAYABLE                                      150,631             146,139
    ACCRUED EXPENSES                                       82,198              81,915
    ACCRUED COMPENSATION                                  112,613              60,280
    PURCHASE DEPOSITS                                     361,226             231,266
    DEFERRED REVENUE                                      688,305             687,314
                                                      -----------         -----------

           TOTAL CURRENT LIABILITIES                    1,394,973           1,306,914

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
COMMON STOCK, $.01 par, 10,000,000 Authorized,             23,724              23,578
     2,372,384 and 2,357,784 issued and outstanding   -----------         -----------
     in 1996 and 1995 respectively
PAID-IN CAPITAL                                         5,465,157           5,465,140
ACCUMULATED DEFICIT                                    (4,400,192)         (4,325,201)
                                                      -----------         -----------
    TOTAL STOCKHOLDERS' EQUITY                          1,088,689           1,163,517
                                                      -----------         -----------
                                                      $ 2,483,662           2,470,431
                                                      ===========         ===========

***      Condensed from audited financial statements.
         The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three months   Three months
                                                       ended           ended
                                                   June 30, 1996  June  30, 1995
                                                    (unaudited)     (unaudited)
                                                   -------------  --------------
REVENUES                                             $ 1,387,949      1,872,603

     PRODUCT COSTS                                       637,922        941,873
     RESEARCH AND DEVELOPMENT                            176,923        302,004
     MARKETING, SALES, AND ADMINISTRATIVE                554,924        889,733
                                                     -----------    -----------

                                                       1,369,769      2,133,610
                                                     -----------    -----------

LOSS FROM OPERATIONS                                      18,180       (261,007)

INTEREST INCOME, NET                                       3,994        (10,947)
                                                     -----------    -----------

     LOSS BEFORE INCOME TAXES                             22,174       (271,954)

INCOME TAX PROVISION                                      (1,130)        (2,308)
                                                                    -----------

     NET INCOME / (-LOSS)                            $    21,044       (274,262)
                                                     ===========    ===========



PER SHARE INFORMATION:


NET INCOME / (-LOSS) PER SHARE                       $      0.01          (0.15)
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING DURING THE QUARTER                  2,372,384      1,771,544
                                                     ===========    ===========


        The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Six months ended  Six months ended
                                                June 30, 1996    June  30, 1995
                                                 (unaudited)      (unaudited)
                                              ----------------  ----------------

REVENUES                                        $ 2,727,474          3,648,111

     PRODUCT COSTS                                1,238,715          1,855,867
     RESEARCH AND DEVELOPMENT                       366,677            626,909
     MARKETING, SALES, AND ADMINISTRATIVE         1,198,238          1,685,792
                                                -----------        -----------

                                                  2,803,630          4,168,568
                                                -----------        -----------

LOSS FROM OPERATIONS                                (76,156)          (520,457)

INTEREST INCOME, NET                                  5,110            (19,383)
                                                -----------        -----------

     LOSS BEFORE INCOME TAXES                       (71,046)          (539,840)

INCOME TAX PROVISION                                 (3,945)            (2,858)
                                                                   -----------

     NET INCOME / (-LOSS)                       $   (74,991)          (542,698)
                                                ===========        ===========



PER SHARE INFORMATION:


NET INCOME / (-LOSS) PER SHARE                  $     (0.03)             (0.31)
                                                ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                2,367,651          1,765,040
                                                ===========        ===========



         The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six months     Six months
                                                        ended          ended
                                                    June 30, 1996  June 30, 1995
                                                      (unaudited)   (unaudited)
                                                    -------------- -------------
CASH USED IN OPERATING ACTIVITIES:
     NET INCOME / (-LOSS)                              $ (74,991)      (542,698)

RECONCILING ADJUSTMENTS FROM OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                       114,183        117,715

DECREASE (INCREASE) IN:
     ACCOUNTS / OTHER RECEIVABLES, NET                    81,128        220,891
     INVENTORIES                                          12,143       (207,288)
     PREPAID EXPENSES, DEPOSITS AND OTHER ASSETS         (47,351)      (164,643)

INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                59,358       (185,475)
     INCOME TAXES PAYABLE                                 (2,250)        (5,281)
     PURCHASE DEPOSITS                                   129,960        231,877
     DEFERRED REVENUE                                        991         49,534
                                                       ---------      ---------

NET CASH PROVIDED BY / (-USED) IN OPERATIONS             273,171       (485,368)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     ACQUISITION OF PROPERTY AND EQUIPMENT, NET           (4,958)       (64,728)
     ACQUISITION OF SOFTWARE RIGHTS, NET                  (8,588)       (11,160)
                                                       ---------      ---------

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES      (13,546)       (75,888)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     BORROWINGS FROM BANK LINE                                 0        270,000
     BANK LINE REPAYMENTS                               (100,000)             0
     SALES OF COMMON STOCK                                   163        246,912
                                                       ---------      ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (99,837)       516,912
                                                       ---------      ---------

NET INCREASE/(DECREASE) IN
CASH & CASH EQUIVALENTS                                  159,788        (44,344)

BEGINNING CASH AND CASH EQUIVALENTS                      344,165         52,556
                                                       ---------      ---------

ENDING CASH AND CASH EQUIVALENTS                       $ 503,953          8,212
                                                       =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     INTEREST PAID                                     $   1,536         26,504
     INCOME TAXES PAID                                     3,945          2,858

         The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 :  BASIS OF PRESENTATION

         The financial information included herein relating to December 31, 1995 is audited and the financial information relating to the three and six month periods ended June 30, 1996 and June 30, 1995 is unaudited, and as such reflects all adjustments (consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods). Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed pursuant to Securities and Exchange Commission Rules.

         The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim statements be read in conjunction with the financial statements and notes included in the Company's Annual Financial Report filed on Form 10KSB for the year ended December 31,1995.

NOTE 2 :  INVENTORIES

         Inventories at June 30, 1996 have been stated at the lower of cost (first-in, first-out basis) or market. Inventories consist solely of purchased hardware and software products (finished goods).

NOTE 3 :   PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following:

                                                            June 30, 1996       December 31, 1995
                                                            --------------      -----------------

     Office Equipment                                       $   1,025,507               1,019,919
     Furniture and  Fixtures                                      303,754                 304,384
                                                            -------------              ----------
                                                                1,329,261               1,324,303
       less Accumulated Depreciation/Amortization                (936,431)               (847,922)
                                                            -------------              ----------
                                                                  392,830                 476,381
                                                            =============              ==========
     Software Acquisition                                   $     197,535                 188,947
        less Accumulated Depreciation                            (119,015)                (93,341)
                                                            -------------              ----------
                                                                   78,520                  95,606
                                                            =============              ==========


                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4 :   BANK LINE OF CREDIT

         The Company maintains a $1,000,000 line of credit collateralized by eligible accounts receivable, which was increased from $750,000 when renewed May 30, 1996. The line bears interest at prime plus 1.75%, decreased from prime plus 2.00% effective May 30, 1996, and is renewable in May, 1997. At June 30, 1996 the Company had $0 outstanding against this line.


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

                        XIOX CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS



         This section and the financial information provided herein contain forward looking statements that involve risks and uncertainties. The Company's actual results may differ materially from management's expectations and the results discussed in the forward looking statements. Significant factors which could affect performance include, but are not limited to, those discussed in the subsection entitled "Factors Affecting Operating Results and Market Price of Stock" commencing on page (11) below.

         The following is management's discussion and analysis of certain significant factors which have affected Xiox's financial position and operating results during the periods included in the accompanying condensed financial statements.


Second Quarter, 1996 vs 1995
- ----------------------------

REVENUES /        Revenues  for  the  three  months  ended  June  30,  1996 were
NET INCOME        $1,387,949, a decrease of 26% versus the  $1,872,603  recorded during the three months ended June 30, 1995. A portion of the $484,654 decrease in revenues is attributable to the sale of the Company's Gemini Telemanagement Systems ("GTS") business in the fourth quarter of 1995.

                  Total expenses during the three months ended June 30, 1996 were $ 1,369,769, a decrease of 36% versus the $2,133,610 of expenses incurred during the three months ended June 30, 1995. The variable portion of product costs increased slightly to 23% of total revenue in second quarter 1996 from 19% in 1995 due to variations in product mix. Total product costs as a percentage of revenues decreased to 46% in 1996 from 50% in 1995, primarily due to the Company's efforts to centralize key functions of its operations. Efforts to manage expenses were realized during the second quarter of 1996 and are reflected in an overall decrease in other operating expenses of 39%, or $459,890, versus the comparable quarter of 1995.

          Interest income from lease investments and short-term securities generated interest income of $3,994 versus the year earlier interest income of $3,221. Interest expense during the quarter decreased 100%, from $14,168 in 1995 to $0 in the second quarter of 1996, primarily due to a decrease in bank credit line borrowings.

         The Company generated income of $18,180 from operations during the second quarter of 1996 and net income after taxes of $21,044 versus a loss of $261,007 from operations and a net loss after taxes of $274,262 in the second quarter of 1995. On a comparative basis, this represents a 108% increase in profitability. The Company attributed this to its management of expenses and efforts to streamline operations.

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                                   (continued)


First Half, 1996 vs 1995
- ------------------------

REVENUES /        Revenues   for  the  six  months  ended  June  30,  1996  were
NET INCOME        $2,727,474, a decrease of 25% versus the  $3,648,111  recorded during the six months ended June 30, 1995. A portion of the $920,637 decrease in revenues is attributable to the sale of the Company's Gemini Telemanagement Systems ("GTS") business in the fourth quarter of 1995.

                  Total expenses during the six months ended June 30, 1996 were $ 2,803,630, a decrease of 33% versus the $4,168,568 of expenses incurred during the six months ended June 30, 1995. The variable portion of product costs increased slightly to 22% of total revenue in the first half of 1996 from 19% in 1995 due to variations in product mix. Total product costs as a percentage of revenues decreased to 45% in 1996 from 51% in 1995, primarily due to the Company's efforts to centralize key functions of its operations. Efforts to manage expenses were realized during the first half of 1996 and are reflected in an overall decrease in other operating expenses of 32%, or $747,786, compared with the prior year first half.

         Interest income from lease investments and short-term securities generated interest income of $6,646 versus the year earlier interest income of $7,122. Interest expense during the first half decreased 94%, from $26,504 in 1995 to $1,536 in 1996, primarily due to a decrease in bank credit line borrowings.

         The Company lost $76,156 from operations during the first half of 1996 and incurred a net loss after taxes of $74,991 versus a loss of $520,457 from operations and a net loss after taxes of $542,698 in the first half of 1995. On a comparative basis, this represents an 86% increase in profitability, or a decrease in net loss after taxes of $467,707. The Company attributed this to its management of expenses and efforts to streamline operations.


Liquidity and Capital Resources at June 30, 1996
- ------------------------------------------------

         At June 30, 1996, Xiox held cash and cash equivalents totaling $503,953 and had working capital of $1,153,808 versus cash equivalents of $334,165 and working capital of $1,125,754 at December 31, 1995. The Company anticipates investing a total of $100,000 in capital equipment during 1996, consisting primarily of computer hardware and software and office equipment. Since December 31, 1995, capital equipment procurements have totaled $13,546.

         In May, 1996, the Company increased its bank line of credit from $750,000 to $1,000,000. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus 1.75%, decreased from prime plus 2.00% effective May 30, 1996. At June 30, 1996, the Company had $0 outstanding against this line.

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                                   (continued)


Factors Affecting Market Price of Stock at June 30, 1996
- --------------------------------------------------------

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




                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

********************************************************************************


                                XIOX CORPORATION

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.

                                         XIOX CORPORATION

                                         --------------------------
                                          (Registrant)


Date:  August 1, 1996                     William H. Welling
                                          ------------------
                                         (William H. Welling, Chairman)
                                          (Duly Authorized Officer)



Date:  August 1, 1996                    Melanie D. Reid
                                         ---------------
                                        (Melanie D. Reid, VP of Finance/CFO)
                                         (Duly Authorized Officer)