Form 10QSB
period 1996-09-30
XIOX CORP
filed 1996-11-01
CIK 782995

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


  (Mark One)
       (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period September 30, 1996;

                                       or
       ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the transition period from ______________ to ___________


                            Commission file #0-15797

                                XIOX CORPORATION
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Delaware                                                 95-3824750
----------------------------------              --------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

577 Airport Blvd, Suite 700,
Burlingame, California                                                     94010
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:                                        (415) 375-8188
--------------------------------------------------------------------------------


       Indicate by check mark whether the registrant:

       (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes X No
                             --   --

       (2) Has been subject to such filing requirements for the past 90 days. Yes X No
              --    --

Issuer's number of common shares
outstanding at September 30, 1996                               2,372,384 shares
--------------------------------------------------------------------------------

                        XIOX CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I   Financial Information                                                             Page No
                                                                                           -------

         Item 1.

               Condensed Consolidated Balance Sheets -
                     September 30, 1996 and  December 31, 1995                                  3

               Condensed Consolidated Statements of Operations
                     Three Months ended September 30, 1996 and September 30, 1995               4

               Condensed Consolidated Statements of Operations
                     Nine Months ended September 30, 1996 and September 30, 1995                5

               Condensed Consolidated Statements of Cash Flows -
                     Nine Months ended September 30, 1996 and September 30, 1995                6

               Notes to Condensed Consolidated Financial Statements                           7-8


        Item 2.

               Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                            9-11


PART II    Other Information

        Item 6.

               Exhibits and Reports on Form 8-K                                                 11

        Exhibit 27.

               Financial Data Schedule - September 30, 1996
               (separate electronic document attached)


        Signatures                                                                              12

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           September 30, 1996    December 31,1995
                                                               (unaudited )             ***
                                                           ------------------    ----------------

ASSETS:

CURRENT ASSETS
    CASH & CASH EQUIVALENTS                                 $      315,547            344,165
    ACCOUNTS RECEIVABLE, NET                                       830,238            949,779
    OTHER RECEIVABLES                                                3,855             29,005
    INVENTORIES                                                    425,190            348,230
    PREPAID EXPENSES AND OTHER ASSETS                              129,621             74,175
                                                                 ---------          ---------

             TOTAL CURRENT ASSETS                                1,704,451          1,745,354

PURCHASED SOFTWARE, NET                                             64,955             95,606
PROPERTY & EQUIPMENT, NET                                          376,706            476,381
NOTES RECEIVABLE                                                   131,138            131,138
DEPOSITS & OTHER ASSETS                                             19,435             21,952
                                                                 ---------          ---------

                                                            $    2,296,685          2,470,431
                                                                 =========          =========
LIABILITIES/STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES
    BANK LINE OF CREDIT                                     $            0            100,000
    ACCOUNTS PAYABLE                                               134,040            146,139
    ACCRUED EXPENSES                                               115,105             81,915
    ACCRUED COMPENSATION                                           115,348             60,280
    PURCHASE DEPOSITS                                              143,356            231,266
    DEFERRED REVENUE                                               632,035            687,314
                                                                 ---------          ---------

           TOTAL CURRENT LIABILITIES                             1,139,884          1,306,914

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY:
COMMON STOCK, $.01 par, 10,000,000 Authorized,                      23,724             23,578
     2,372,384 and 2,357,784 issued and outstanding              ---------          ---------
     in 1996 and 1995 respectively
PAID-IN CAPITAL                                                  5,465,157          5,465,140
ACCUMULATED DEFICIT                                             (4,332,080)        (4,325,201)
                                                                 ---------          ---------
    TOTAL STOCKHOLDERS' EQUITY                                   1,156,801          1,163,517
                                                                 ---------          ---------

                                                           $     2,296,685          2,470,431
                                                                 =========          =========

***      Condensed from audited financial statements.
         The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three months ended        Three months ended
                                                          September 30, 1996        September  30, 1995
                                                              (unaudited)               (unaudited)
                                                          ------------------        -------------------

REVENUES                                                  $     1,350,673                1,604,385

     PRODUCT COSTS                                                612,132                  848,117
     RESEARCH AND DEVELOPMENT                                     175,844                  286,630
     MARKETING, SALES, AND ADMINISTRATIVE                         498,392                  892,255
                                                                ---------                ---------

                                                                1,286,368                2,027,002
                                                                ---------                ---------

INCOME (LOSS) FROM OPERATIONS                                      64,305                 (422,617)

INTEREST INCOME, NET                                                4,217                  (17,606)
                                                                ---------                ---------

     INCOME (LOSS) BEFORE INCOME TAXES                             68,522                 (440,223)

INCOME TAX PROVISION                                                 (410)                 (20,545)
                                                                ---------                ---------

     NET INCOME / (LOSS)                                   $       68,112                 (460,768)
                                                                =========                =========


PER SHARE INFORMATION:


NET INCOME / (LOSS) PER SHARE                              $         0.03                    (0.24)
                                                                =========                =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING DURING THE QUARTER                           2,372,384                1,958,459
                                                                =========                =========


              The accompanying notes are an integral part of these
                         condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Nine months ended         Nine months ended
                                                          September 30, 1996        September 30, 1995
                                                              (unaudited)               (unaudited)
                                                          ------------------        ------------------

REVENUES                                                  $     4,078,147                5,252,496

     PRODUCT COSTS                                              1,850,847                2,703,984
     RESEARCH AND DEVELOPMENT                                     542,520                  913,539
     MARKETING, SALES, AND ADMINISTRATIVE                       1,696,630                2,578,047
                                                                ---------                ---------

                                                                4,089,997                6,195,570
                                                                ---------                ---------

NET INCOME (LOSS) FROM OPERATIONS                                 (11,850)                (943,074)

INTEREST INCOME, NET                                                9,327                 ( 36,989)
                                                                ---------                ---------

     NET INCOME (LOSS) BEFORE INCOME TAXES                         (2,523)                (980,063)

INCOME TAX PROVISION                                               (4,356)                 (23,403)
                                                                ---------                ---------

     NET INCOME / (LOSS)                                  $        (6,879)              (1,003,466)
                                                                =========                =========


PER SHARE INFORMATION:


NET INCOME / (LOSS) PER SHARE                             $         (0.00)                   (0.55)
                                                                =========                =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                              2,369,240                1,830,222
                                                                =========                =========


         The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Nine months ended    Nine months ended
                                                                 September 30, 1996   September 30, 1995
                                                                     (unaudited)          (unaudited)
                                                                 ------------------   ------------------

CASH USED IN OPERATING ACTIVITIES:
     NET INCOME / (LOSS)                                         $          (6,879)           (1,003,466)

RECONCILING ADJUSTMENTS FROM OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                         171,787               164,640

DECREASE (INCREASE) IN:
     ACCOUNTS / OTHER RECEIVABLES, NET                                     144,691               339,645
     INVENTORIES                                                           (76,960)             (163,999)
     PREPAID EXPENSES, DEPOSITS AND OTHER ASSETS                           (52,929)              (42,062)

INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                  77,959              (326,772)
     INCOME TAXES PAYABLE                                                   (1,800)               (5,031)
     PURCHASE DEPOSITS                                                     (87,910)               245,288
     DEFERRED REVENUE                                                      (55,279)              (15,406)
                                                                        ----------            ----------

NET CASH PROVIDED BY / (-USED) IN OPERATIONS                               112,680              (807,163)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
     ACQUISITION OF PROPERTY AND EQUIPMENT, NET                            (32,413)              (79,369)
     ACQUISITION OF SOFTWARE RIGHTS, NET                                    (9,048)              (11,160)
                                                                        ----------            ----------

 NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES                     (41,461)              (90,529)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
     BORROWINGS FROM BANK LINE                                                   0               270,000
     BANK LINE REPAYMENTS                                                 (100,000)                    0
     SALES OF COMMON STOCK                                                     163               968,699
                                                                        ----------            ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (99,837)            1,238,699
                                                                        ----------            ----------

NET INCREASE / (DECREASE) IN
CASH & CASH EQUIVALENTS                                                    (28,618)              341,007

BEGINNING CASH AND CASH EQUIVALENTS                                        344,165                52,556
                                                                        ----------            ----------

ENDING CASH AND CASH EQUIVALENTS                                 $         315,547               393,563
                                                                         =========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     INTEREST PAID                                               $          1,536                 47,208
     INCOME TAXES PAID                                                      4,356                 23,403

              The accompanying notes are an integral part of these
                         condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

         The financial information included herein relating to December 31, 1995 is audited and the financial information relating to the three and nine month periods ended September 30, 1996 and September 30, 1995 is unaudited, and as such reflects all adjustments (consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods). Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed pursuant to Securities and Exchange Commission Rules.

         The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim statements be read in conjunction with the financial statements and notes included in the Company's Annual Financial Report filed on Form 10KSB for the year ended December 31,1995.

NOTE 2:   INVENTORIES

         Inventories at September 30, 1996 have been stated at the lower of cost (first-in, first-out basis) or market. Inventories consist solely of purchased hardware and software products (finished goods).

NOTE 3:   PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                              September 30, 1996     December 31, 1995
                                              ------------------     -----------------

  Office Equipment                               $   1,052,962            1,019,919
  Furniture and  Fixtures                              303,754              304,384
                                                     ---------            ---------
                                                     1,356,716            1,324,303

   less Accumulated Depreciation/Amortization         (980,010)            (847,922)
                                                     ---------            ---------
                                                       376,706              476,381
                                                     =========            =========

  Software Acquisition                           $     197,995              188,947
   less Accumulated Depreciation                      (133,040)             (93,341)
                                                     ---------            ---------
                                                        64,955               95,606
                                                     =========            =========

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (continued)

NOTE 4:  BANK LINE OF CREDIT

         The Company maintains a $1,000,000 line of credit collateralized by eligible accounts receivable, which was increased from $750,000 when renewed May 30, 1996. The line bears interest at prime plus 1.75%, decreased from prime plus 2.00% effective May 30, 1996, and is renewable in May, 1997. At September 30, 1996 the Company had $0 outstanding against this line.


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


Third Quarter, 1996 vs 1995


REVENUES/ Revenues for the three months ended September 30, 1996 were $1,350,673 NET INCOME a decrease of 16% versus the $1,604,385 recorded during the three months ended September 30, 1995. A portion of the $253,712 decrease in revenues is attributable to the sale of the Company's Gemini Telemanagement Systems ("GTS") business in the fourth quarter of 1995.

                  Total expenses during the three months ended September 30, 1996 were $ 1,286,368, a decrease of 37% versus the $2,027,002 of expenses incurred during the three months ended September 30, 1995. The variable portion of product costs decreased slightly to 21% of total revenue in third quarter 1996 from 22% in 1995 due to variations in product mix. Total product costs as a percentage of revenues decreased to 45% in 1996 from 53% in 1995, primarily due to the Company's efforts to centralize key functions of its operations. Efforts to manage expenses were realized during the third quarter of 1996 and are reflected in an overall decrease in other operating expenses of 43%, or $504,649, versus the comparable quarter of 1995.

          Interest income from lease investments and short-term securities generated interest income of $4,217 versus the year earlier interest income of $3,098. Interest expense during the quarter decreased 100%, from $20,704 in 1995 to $0 in the third quarter of 1996, primarily due to a decrease in bank credit line borrowings.

         The Company generated income of $64,305 from operations during the third quarter of 1996 and net income after taxes of $68,112 versus a loss of $422,617 from operations and a net loss after taxes of $460,768 in the third quarter of 1995. The Company attributed its return to profitability to its management of expenses and efforts to streamline operations.

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (continued)


Nine Months, 1996 vs 1995


REVENUES/NET INCOME Revenues for the nine months ended September 30, 1996 were $4,078,147, a decrease of 22% versus the $5,252,496 recorded during the nine months ended September 30, 1995. A portion of the $1,174,349 decrease in revenues is attributable to the sale of the Company's Gemini Telemanagement Systems ("GTS") business in the fourth quarter of 1995.

         Total expenses during the nine months ended September 30, 1996 were $4,089,997, a decrease of 34% versus the $6,195,570 of expenses incurred during the nine months ended September 30, 1995. The variable portion of product costs increased slightly to 21% of total revenue in the first three quarters of 1996 from 20% in 1995 due to variations in product mix. Total product costs as a percentage of revenues decreased to 45% in 1996 from 51% in 1995, primarily due to the Company's efforts to centralize key functions of its operations. Efforts to manage expenses were realized during the first three quarters of 1996 and are reflected in an overall decrease in other operating expenses of 36%, or $1,252,436, compared with the prior year.

Interest income from lease investments and short-term securities generated interest income of $10,863 versus the year earlier interest income of $10,220. Interest expense during the first three quarters decreased 97%, from $47,208 in 1995 to $1,536 in 1996, primarily due to a decrease in bank credit line borrowings.

         The Company lost $11,850 from operations during the first three quarters of 1996 and incurred a net loss after taxes of $6,879 versus a loss of $943,074 from operations and a net loss after taxes of $1,003,466 in the first three quarters of 1995. On a comparative basis, this represents a decrease in after tax net loss of $996,587, or 99%. The Company attributed this to its management of expenses and efforts to streamline operations.


Liquidity and Capital Resources at September 30, 1996

         At September 30, 1996, Xiox held cash and cash equivalents totaling $315,547 and had working capital of $1,196,602 versus cash equivalents of $334,165 and working capital of $1,125,754 at December 31, 1995. The Company anticipates investing a total of $100,000 in capital equipment during 1996, consisting primarily of computer hardware and software and office equipment. Since December 31, 1995, capital equipment procurements have totaled $41,461.

         In May, 1996, the Company increased its bank line of credit from $750,000 to $1,000,000. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus 1.75%, decreased from prime plus 2.00% effective May 30, 1996. At September 30, 1996, the Company had $0 outstanding against this line.

                         PART I - FINANCIAL INFORMATION

                        XIOX CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (continued)


Factors Affecting Market Price of Stock at September 30, 1996

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

         No reports on Form 8-K have been filed during the quarter ended September 30, 1996.

********************************************************************************


                                XIOX CORPORATION

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.

                                            XIOX CORPORATION

                                            ------------------------
                                            (Registrant)



Date:  November 1, 1996                     William H. Welling
                                            ------------------------
                                            (William H. Welling, Chairman)
                                            (Duly Authorized Officer)



Date:  November 1, 1996                     Melanie D. Reid
                                            ------------------------
                                            (Melanie D. Reid, VP of Finance/CFO)
                                            (Duly Authorized Officer)