Form 10KSB
period 1996-12-31
XIOX CORP
filed 1997-03-31
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB
(Mark One)

         (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996;
                                            ------------------

                                       or

         ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______to____

                            Commission file #0-15797
                                            --------

                                XIOX CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


       Delaware                                                     953824750
---------------------------------------------            ----------------------
(State or other jurisdiction of incorporation            ( I.R.S. Employer
 or organization)                                        Identification Number)

 577 Airport Boulevard, Suite #700
        Burlingame, California                                         94010
----------------------------------------------            ---------------------
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number:                                     (415) 375-8188
                                                          ---------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                          ---------------------
Securities registered pursuant to Section 12(g) of the Act:
                                                    Common Stock, $.01 Par Value
                                                    ----------------------------
                                                    (Title of Class)

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

Issuer's revenues for its most recent fiscal year were:   $5,460,673.
                                                          -----------

The aggregate market value of the voting stock held by non-affiliates as of March 3, 1997 was approximately $ 3,758,703 (based upon the average bid and asked prices of such stock as reported by the National Association of Securities Dealers Quotations Listing on that date). As of March 1, 1997 the total number of shares of common stock of the Registrant outstanding was 2,372,384.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the parts of Form 10-KSB indicated: (1) Xiox Annual Report to Stockholders for the year ended December 31, 1996 for Part II; (2) Proxy Statement dated April 14, 1997 for the Annual Meeting of Stockholders to be held May 19, 1997 for Part III.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in Item 1, "Description of Business," of this report and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 2 through 5 of the Company's 1996 Annual Report to Stockholders.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  The Company

Xiox Corporation, a Delaware corporation (the "Company" or "Xiox"), was incorporated in California in September 1982 and became a publicly held company in February 1986.

The Company designs, develops, manufactures and markets telecommunications management software and hardware systems which operate on personal computers, Local Area Networks and stand-alone proprietary hardware. The Company's systems efficiently provide information to facilitate telephone expense control; client, department or project billback; and call traffic monitoring and analysis. In addition, the Company markets voice mail and a complete family of telephone and network security products.

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

The Company markets its systems with its own sales force, through dealers who include subsidiaries of the Regional Bell Operating Companies ("RBOC's"), and through Original Equipment Manufacturers ("OEM's"). The agreements with the RBOC's and many other dealers do not include any commitment by such dealers to purchase a minimum number of systems.

Developments During 1996

In February of 1996 the Company introduced the Summa Pro version 5.0. Enhancements included the capability to automatically interface to many PBX and PMS systems, significantly reducing the time required for installation. Another significant change was the ability to add up to 100 new area codes and/or prefixes per rate update.

In May of 1996 the Company released its GBS for Windows Lite Software. This system is designed for smaller companies that want the flexibility of a robust system without the high cost. The system is scaleable from 16 to 200 stations.

In June of 1996 the Company released a stand-alone version of the Traffic Engineering for Windows Software ("TES"). The software is offered on a yearly lease basis and is sold in host and remote site versions. The TES analyzes the Station Message Detail Recording ("SMDR") information and makes recommendations to increase the efficiency of the Telecommunications system. Traffic Engineering for Windows also offers a Traffic Calculator allowing users to solve "What-If" scenarios for blockage, traffic carried and size.

In September of 1996 Xiox released Facility Management System software ("FMS") version 4.5. The Equipment module now includes management of telephone stations down to individual telephone function keys. The Consolidated Bill module was expanded to include any billing item in the corporate consolidated bill and now provides multi-period billing comparisons. To assist corporations in evaluating their Help Desk function, this module was enhanced to record the time intervals between the first report of trouble, technician dispatch, time on-site, repair and final paperwork. Observing that FMS requires a large investment to build the initial database, routines were added to auto-build most FMS databases from minimal input. Finally, because customers desired to build their own reports, a Custom Reports module was added to allow ad hoc reports from any module.

B.  Products

Xiox products are sold to the Commercial and Hospitality markets and are comprised of six product categories: Call Accounting, Traffic Engineering, Facilities and Alarm Management, PBX security, Voice Mail/Auto Attendant and Answer Detection systems. Often the first four of these categories are combined into an integrated package called Telecommunications Management System ("TMS"). These products are provided on several platforms: proprietary stand-alone hardware, personal computers, Local Area Networks or as a Service Bureau offering. The Company has implemented TMS for clients as a managed outsourcing project when customers are looking for an alternative to running call accounting themselves.

TMS or Telemanagement products can be used in most industries. The primary benefits customers look for in implementing a telemanagement system are a decrease in communications costs through reductions in the number of minutes of telephone time utilized and a reduction in the cost per minute of telecommunication usage.

Xiox Commercial Industry Product Applications

Call Accounting Software

Call Accounting software is used to collect data on telephone calls, generally from the PBX, and to price these calls by applying interexchange and local exchange carrier tariffs to them. The rated calls are placed into a database and can be sorted, summed and printed in a variety of report formats. Savings generated by implementing a call accounting system range between 10-40% of the total number of minutes used each month compared to telecommunication networks not using a call accounting system. Call Accounting generates savings by allowing a company to use its telecommunications network more efficiently by reducing its minutes of usage. If each employee were to reduce phone usage by five minutes per day, the direct savings for 100 employees at $0.12 per minute cost would save $15,000 per year.

Call Accounting software systems and related subscription services are designed to be utilized in connection with the user's computerized telephone system and personal computer or local area network. The Company does not manufacture the computers and provides them only upon customer request.

The Company's Call Accounting systems do not require additional expansion boards to be inserted into the computer. Nor does an end user's computer need to be dedicated to perform only call accounting functions under a Windows based operating system (Win 3.1x, Win95 and NT3.5X workstations). For additional data security, Xiox offers a Call Storage Buffer. These external call storage devices are built to Xiox's specifications and are sold by Xiox through its channels of distribution as part of an integrated system.

The software is also used by professional and legal firms to pass on, usually with a mark-up, telephone expenses incurred on behalf of clients. Hotels, university campuses, hospitals, and shared tenant organizations use the software to charge guests, students, faculty, patients, and tenants for their telephone usage.

GBS for Windows(TM) was designed for ease of use. All of the Xiox tools and reports are accessible with point and click functionality, including macros for viewing information in colorful graphical formats; Intelligent Configuration(TM) (patent applied for) for automatic and simple installation; scheduled polling, processing and reporting; icon management of multiple sites; and rate table updates at a click of a button.

By utilizing these tools, a Xiox GBS for Windows(TM) user can install, run and make high impact graphical presentations within hours. In comparison, DOS-based and other competitive packages can take up to several days to install, configure and train, with additional time needed to prepare the first graph. Xiox GBS for Windows(TM) is built upon its predecessor GBS product's reputation for accuracy, flexibility and quality of support.

The Xiox General Business Software Plus ("GBP") product line is designed to operate on a Personal Computer and share data on Local Area Networks. Systems are configured to report on up to 30,000 Telephone Extensions and can process an unlimited number of Call Records.

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

Customers with more than one location may elect to establish a central (host) site that will poll remote sites over telephone lines or through Wide Area Networks ("WANS"). Xiox Central Polling Software works in conjunction with pollable call storage buffers to create a networked telemanagement system. Since Xiox systems operate on Local Area Networks, customers may use existing LAN-to-LAN connectivity to poll data.


Call Accounting Hardware

The Prophet Series, the Company's hardware-based Call Accounting Systems, are microprocessor based stand-alone systems. Available with both general business and lodging firmware, the Prophet systems are available in a range of sizes. Call storage, call processing, and call rating are all performed within the firmware of the device. An external keypad is available to allow one-button report generation. Reports may also be generated via a touch-tone telephone. This series is aimed at the lower-cost end user market and is sold through Xiox's distribution channels.

An enhancement to the product includes the Prophet Writer software. When downloaded to a customer-provided PC, call records may be stored to the PC hard disk. Prophet Writer software greatly enhances the reporting capabilities of the Prophet system. Also, a polling option allows data from multiple remote Prophet devices to be collected and reported on a central site.

Traffic Engineering for Windows Software

The Xiox Traffic Engineering for Windows Software ("XTES") is a management tool used to reduce the cost per minute of telecommunications expenses. This is accomplished by analyzing the same call data used in call accounting, by analyzing trunk utilization, and by identifying problems with Automatic Route Selection (also called "Least Call Routing") programs in the PBX.

The product greatly simplifies the "Traffic Engineering" function. The "Alerts and Suggestions" report identifies actions that should be considered to reduce costs or eliminate blockage.

The Xiox Traffic Engineering Software works in conjunction with the Xiox Call Accounting Software databases or as a separate application to reduce the user's cost per minute. The use of the software and resulting improvements to automatic route selection from implementation of the suggestions can materially reduce most companies' cost per minute.


Facilities Management Software

The XIOX Windows Facilities Management ("XFMS") is a software system that automates record keeping for voice and data facilities. XFMS provides financial and operational control by integrating service order processing, equipment inventory management, cost allocation, trouble management, directory, and cable record management into a powerful database management system.

XFMS enables a user to integrate interrelated tasks with a minimum number of entries. The system is also used to manage expenses and can be used in conjunction with call accounting to provide a consolidated extension report of all telephony-related expenses incurred by a user or tenant over a specific time period.

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

The Xiox Hacker Preventer(R) ("XHP") utilizes artificial intelligence and voice energy analysis to separate hackers from legitimate users. The XHP protects an entire telecommunications system, while allowing authorized users full use of all of the system's money saving features. These standard PBX features such as Direct Inward Service Access ("DISA") are usually disabled to thwart hackers; the XHP restores the functionality of the PBX back to the users and provides secure access to voicemail and other internal communication destinations.

The Xiox Hacker Deadbolt (R) ("XHDB") provides protection for the remote maintenance and testing ports of the PBX system, Voice Mail systems, and other customer premises equipment. The XHDB can be purchased as a stand-alone unit or as an integrated component of the Xiox Hacker Preventer(TM).

The Xiox Hacker Tracker (R) ("XHT") is a cost-effective, dedicated software package that alarms and reports on "suspicious" PBX traffic to help reduce the risk of Toll Fraud. The XHT comes pre-configured with the most useful reports for tracking and trapping illicit hackers. The XHT includes complete, easy to follow software documentation, and allows a customer to silently monitor system usage and traffic to potential fraudulent destinations.

Xiox Hospitality Industry Product Applications

Voice Mail/Auto Attendant

Summa Voice is a voice mail/auto attendant product specifically engineered for 50 to 250-room hotels. This product enables these properties to offer their guests voice mail services that are easy to install, operate and use. With a voice mail product, hotels are able to provide accurate, timely and confidential message-taking service for their guests, thereby improving guest satisfaction. The product also reduces the amount of time that hotel staff spend writing messages. This increases the amount of time available for personal service to guests, which in turn improves guest satisfaction.


Call Accounting Software

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

Call Accounting Hardware

Xiox Summa Prophet H Series prices, marks up and can post to the hotel's property management system or can provide easy-to-use guest billback capability for properties without a Property Management System ("PMS"). The Prophet H stores 1,000 call records and is available in two models: the H-3, which manages up to 300 extensions, and the H-10, which manages up to 10,000 extensions.

Both Lodging systems interface with almost all available Property Management Systems and produce daily and monthly profit reports.

Xiox Summa Pro is a stand-alone call accounting system designed for budget and economy hotels with up to 500 extensions and provides a call storage capacity of 14,000 call records. The product is compliant with the new North American Numbering Plan ("NANP") changes and allows smaller properties to afford the revenue-producing benefits of call accounting systems such as accurate tracking and billing of guest calls. It features smart, easy-to-use commands that allow any property manager or front desk employee to learn to operate without lengthy training and includes one-touch reporting and credit limit alarm.

The Xiox Summa Pro offers one-step processing of guest checkout, night audit procedures, credit limit and current call reports. Additionally, it features an array of system alarms including 911, accurate tracking and billing of guest calls, with separate billing for administrative extensions, and a four line display with easy prompting and descriptive problem identification. The compact physical size of the Xiox Summa Pro is designed for the limited space in a front desk environment. The microprocessor, touch-response keypad and LCD are internal within the hardware with no external parts required.

Answer Detection

The Xiox Summa Call Detection Unit ("SCD") is a hardware system offered to lodging properties to help accurately bill customers and often increase revenue. With a 288-trunk capacity, the SCD can interface with most PBX's and supports direct T-1 connection. This stand-alone unit provides diagnostics for remote trunk troubleshooting and alarms for hardware or software failure. Detailed reporting enables tracking of Answered Calls, Unanswered Calls and Recovered Revenue.

In the lodging industry, a 45-second grace period is usually used to determine if a call is completed. Guests are charged for all calls over this threshold, including calls to invalid numbers or numbers where no one answered. Shorter calls, even those completed within 45 seconds, are not charged to the guest.

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

Product Support and Subscription Services

The Company obtains and resells third-party hardware, primarily external buffers. In addition, the Company provides an option for its customers and its dealers for system installation and training and travel costs associated with familiarizing customers with the Company's systems.

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


C. Sales and Marketing

The Company markets its systems to end users primarily through its network of authorized dealers. The Company sells to over 450 dealers including the RBOC's ( i.e., US West Information Systems and Bellsouth Communications Systems) and several independent business telephone dealers. Most of the Company's dealer agreements do not include commitments by such dealers to purchase a minimum number of systems and typically may be canceled at any time with 30 days prior written notice.

During each of the years ended December 31, 1996 and 1995 the Company's export sales were less than 2% of total sales.

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

Xiox Lodging Software, Telephone Call Detection Devices, Summa Prophet H, Summa Pro and Summa Voice.

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

D.  Revenue Patterns

The Company's operating history has indicated a sales pattern reflective of both the telecommunication and computer industries with sales generally weaker in the first quarter of each calendar year than the last quarter of the previous year. The year over year decreases in these quarters are attributable to a lower number of North American Numbering Plan ("NANP") upgrades.

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

Original Equipment Manufacturers . Currently, Xiox products compete with systems offered by manufacturers of computerized telephone systems. The Company competes with these companies on the basis that its products operate on standard personal computers and are typically offered at lower prices, as many of these competitive products require a significant hardware investment.

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

No single customer or dealer accounted for 10% or more of total revenues during the years of 1996 and 1995.

F.  Research and  Development Expenses

Xiox is committed to the development of new products and to the continued enhancement of its existing products. During 1996 significant enhancements were made to the GBS for Windows software. In addition, new products released included Traffic Engineering for Windows, Windows LAN Reporting Module, and GBS for Windows Lite. During 1996 and 1995, research and development expenses were $733,952 and $1,130,795, respectively.

G.   Patents, Copyrights, Trademarks and Licenses

The Company has filed for copyrights on its computer programs and algorithms. The Company has filed or received trademark protection for its service marks under its Fort Knox (R) Family of products including Hacker Tracker(R), Hacker Preventer(TM), Hacker Deadbolt(R), and Hacker Stopper (R). The Company applied for a patent on its intelligent configuration and remote rate table delivery system as well as its technology in the Xiox Hacker Preventer(TM). The Company has received a patent on certain answer detection technology.

H.   Production and Backlog

The Company produces its products from a library of master diskettes upon receipt of firm orders. Software orders are usually placed on an as needed basis and are shipped by the Company shortly after receipt of an order. As a result, the Company does not have a substantial backlog, and the Company's backlog at any particular time is generally not indicative of its future level of sales. The Company's hardware products are manufactured to Xiox specifications by outside suppliers. These products are also available from alternate domestic suppliers. The company defers substantial revenue from annual subscriptions for its annual rate table and maintenance and support agreement subscriptions. This deferred revenue is amortized over the life of the subscription.

I.   Employees

The Company had 43 full-time employees as of December 31, 1996. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory. In January 1996, the Company reduced full-time headcount by seven employees as a reduction in force.



         ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases approximately 13,168 square feet of office space at 577 Airport Boulevard, Suite 700, Burlingame, California, 4,339 square feet of which is subleased. The lease expires in July 2000. In addition, the Company leases 8,205 square feet of multi-use space at 150 Dow Court, Manchester, N. H. under a five-year lease expiring in December, 1997. The Company also leased a 734-square foot facility at 600 E. Baseline, Suite B2, Tempe, Arizona under a one-year lease which expired January 1, 1997. The Company relocated the Tempe facility in November, 1996 to a 692-square foot facility at 8010 East McDowell Road, Scottsdale, Arizona under a three-year lease which expires October 31, 1999.

         ITEM 3. LEGAL PROCEEDINGS

         None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

This information is set forth under the caption "Stock Trading Information" on page 21 of the Company's 1996 Annual Report to Stockholders (the "Annual Report") and is hereby incorporated by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 5 of the Annual Report and is hereby incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements of the Company and the independent auditors' report appearing on pages 6 through 20 of the Annual Report are hereby incorporated herein by reference.

        Consolidated Balance Sheets as of December 31, 1996 and 1995

        Consolidated Statements of Operations for the years ended
        December 31, 1996 and 1995

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1996  and 1995

        Notes to Consolidated Financial Statements

        Independent Auditors' Report

The Annual Report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not to be deemed as filed as part of this Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 9 of Form 10-KSB with respect to the members of the Board of Directors and
Executive Officers of the Company is incorporated by reference to the information contained in the sections captioned "Nominees", "Business Experience of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 1997 annual meeting of stockholders to be filed with the Securities Exchange Commission (the "SEC").


ITEM 10.  EXECUTIVE COMPENSATION

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 10 of Form 10-KSB with respect to executive compensation is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Company's definitive proxy statement for the 1997 annual meeting of stockholders to be filed with the SEC.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 11 of Form 10-KSB with respect to security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the sections captioned "Principal Stockholders" and "Security Ownership of Management" in the Company's definitive proxy statement for the 1997 annual meeting of stockholders to be filed with the SEC.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 12 of Form 10-KSB with respect to certain relationships and related transactions is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1997 annual meeting of stockholders to be filed with the SEC.

ITEM 13.  EXHIBITS,  FINANCIAL STATEMENTS,  AND  REPORTS  ON  FORM 8-K


     (a)  The following documents are filed as a part of this Report:

                  1. Financial Statements: The following Consolidated Financial Statements of Xiox Corporation and Report of KPMG Peat Marwick LLP, Independent Auditors, are incorporated by reference to pages 6 through 20 of the Registrant's Annual Report to Stockholders:

                                                                 Page(s) in 1996
                                                                 Annual Report
                                                                 -------------

          Independent  Auditors' Report                               20

          Consolidated Balance Sheets as of                            6
          December 31, 1996 and 1995

          Consolidated Statements of Operations                        7
          for the years ended December 31, 1996 and 1995

          Consolidated Statements of Stockholders' Equity for          8
          the years ended December 31, 1996 and 1995

          Consolidated Statements of Cash Flows                     9-10
          for the years ended December 31, 1996 and 1995

          Notes to Consolidated Financial Statements               11-19

                  2. Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.

         Exhibit
         Number   Description
         ------   -----------

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

         4.1      Reference is made to Exhibits 3.l and 3.2.

         10.02 Authorized Dealer Sales Agreement dated April 25, 1985 between Registrant and PacTel InfoSystems, filed as Exhibit 10.2 to Company's Registration Statement, is hereby incorporated by reference.

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

         10.10 Amended Lease Agreement between the Company and Bay Park Plaza dated July 28, 1994, filed as Exhibit 10.091 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, is hereby incorporated by reference.

         10.11 Sublease and Lease Agreements between the Company and Hands-On Technology dated November 8, 1995, filed as Exhibit 10.092 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, is hereby incorporated by reference..

         10.12 Sublease and Lease Agreement between the Company C. E. Heath Compensation and Liability Company dated April 1, 1996.

         10.13 Form of Director Indemnity Agreement filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987, is hereby incorporated by reference.

         10.14 Xiox Corporation 1994 Stock Plan, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-88996) filed with the SEC on February 1, 1995, is hereby incorporated by reference.

         10.15 Form Stock Option Agreement to 1994 Stock Plan to be used in connection with the Plan, filed as Exhibit 4.2 to the
                  Company's   Registration  Statement  on  Form  S-8  (file  No.
                  33-88996) filed with the SEC (the "S-8 Registration Statement"), is hereby incorporated by reference.

         10.25 Agreement for the Purchase and Sale of Stock of SFX, Inc. (formerly Summa Four Business Products, Inc.) dated March 27, 1991 filed as an exhibit to the Company's Form 8-K filed with the SEC on March 27, 1991, as amended on June 7, 1991, is hereby incorporated by reference.

         10.26 Agreement for Business Combination by and among Xiox Corporation and Gemini Telemanagement Systems (principal shareholders Richard Alter, Gregory Bell and Darrell Krulce) dated August 17, 1994, filed as an exhibit to the Company's Form 8-K filed with the SEC on August 29, 1994, as amended on October 28, 1994, is hereby incorporated by reference.

         10.27 Asset Purchase Agreement of Instor Systems Corporation dated October 12, 1994 filed as an exhibit to the Company's Form 8-K filed with the SEC on December 15, 1994, is hereby incorporated by reference.

         11.1 Computation of net income (loss) per share for the two years ended December 31, 1996 and 1995.

         13.1     1996 Annual Report to Stockholders.

         21.1 The wholly owned subsidiaries of the Company are listed under the caption "Principles of Consolidation" on Page 11 of the Company's 1996 Annual Report to Stockholders, which is hereby incorporated by reference.

         23.1     Consent of KPMG Peat Marwick LLP, Independent Auditors.

         24.1     Power of Attorney (see page 19).

         27.1     Financial Data Schedule.

     B.  Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the year ended December 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Xiox Corporation

Date:                               By:       /s/ William H. Welling
                                       ----------------------------------
March 29, 1997                                    William H. Welling
                                     Chairman and Chief Executive Officer



                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Melanie D. Reid and William H. Welling, jointly and severally, his respective attorneys-in-fact, each with the power of substitution, for each other in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his respective substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 29, 1997                              /s/      William H. Welling
                                    ------------------------------------------
                                                     William H. Welling
                                        Chairman and Chief Executive Officer
                                    (Principal Executive Officer) and Director


March 29, 1997                             /s/   Mark A. Parrish, Jr.
                                    ------------------------------------------
                                                 Mark A. Parrish, Jr.
                                                     Director


March 29, 1997                               /s/   Atam Lalchandani
                                    ------------------------------------------
                                                   Atam Lalchandani
                                     Director and Assistant Corporate Secretary

                               SIGNATURES (con't)




March 29, 1997                                 /s/  Bernard T. Marren
                                    ------------------------------------------
                                                    Bernard T. Marren
                                                       Director




March 29, 1997                                 /s/  Robert K. McAfee
                                    ------------------------------------------
                                                    Robert K. McAfee
                                                       Director




March 29, 1997                                 /s/   Melanie D. Reid
                                    ------------------------------------------
                                                     Melanie D. Reid
                                     Vice President of Finance/Chief Financial
                                             Officer/Corporate Secretary

EXHIBIT INDEX
-------------



Exhibit Number and Description
------------------------------

10.12            Sublease and  Lease Agreement between the Company
                  and C. E. Heath Compensation and Liability Corporation.

11.1             Computation of Net Income (Loss) Per Share


13.1             1996 Annual Report to Stockholders
                  (incorporated by reference)


23.1             Consent of Independent Auditors


27.1             Financial Data Schedule.