Form 10QSB
period 1997-03-31
XIOX CORP
filed 1997-05-15
CIK 782995

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                 F O R M 10-QSB


(Mark One)
   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period March 31, 1997;

                                       or
   ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______


                            Commission file #0-15797

                                XIOX CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



             Delaware                                       95-3824750
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

 577 Airport Blvd, Suite 700,
  Burlingame, California                                                 94010
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

 Issuer's telephone number:                                       (415) 375-8188
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

Issuer's number of common shares
outstanding at March 31, 1997                                   2,372,384 shares
--------------------------------------------------------------------------------

                         X I O X   C O R P O R A T I O N

                                      INDEX

                                                                        Page No.
PART I   Financial Information

         Item 1.

              Condensed Consolidated Balance Sheets -
                 March 31, 1997 and  December 31, 1996                      3

              Condensed Consolidated Statements of Operations
                 Three Months ended March 31, 1997 and March 31, 1996       4

              Condensed Consolidated Statements of Cash Flows -
                 Three Months ended March 31, 1997 and March 31, 1996       5

              Notes to Condensed Consolidated Financial Statements        6-7


         Item 2.

              Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            8-9


PART II  Other Information

         Item 6.

              Exhibits and Reports on Form 8-K                             10

         Exhibit 27.

              Financial Data Schedule - March 31, 1997
                 (separate electronic document attached)


         Signatures                                                        11

                         PART I - FINANCIAL INFORMATION

                         X I O X   C O R P O R A T I O N

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31, 1997        December 31, 1996
ASSETS:                                                 (unaudited)                 ***

CURRENT ASSETS
      CASH & CASH EQUIVALENTS                           $    389,492               291,488
      ACCOUNTS RECEIVABLE, NET                               853,964             1,062,045
      OTHER RECEIVABLES                                        8,142                66,412
      INVENTORIES                                            424,308               433,769
      PREPAID EXPENSES AND OTHER ASSETS                       79,489                69,470
                                                        ------------            ----------

           TOTAL CURRENT ASSETS                            1,755,395             1,923,184

PROPERTY & EQUIPMENT, NET                                    350,390               358,118
PURCHASED SOFTWARE, NET                                       42,133                52,930

NOTES RECEIVABLE                                             131,138               131,138
DEPOSITS & OTHER ASSETS                                       19,585                20,319
                                                        ------------            ----------

                                                        $  2,298,641             2,485,689
                                                        ============            ==========
LIABILITIES/STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      BANK LINE OF CREDIT                               $         --                    --
      ACCOUNTS PAYABLE                                       102,055               140,627
      ACCRUED EXPENSES                                        90,811               212,081
      ACCRUED COMPENSATION                                   116,052               114,380
      PURCHASE DEPOSITS                                       38,931                41,025
      DEFERRED REVENUE                                       665,549               721,586
                                                        ------------            ----------

           TOTAL CURRENT LIABILITIES                    $  1,013,398             1,229,699

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
COMMON STOCK, $.01 Par, 10,000,000 Authorized,                23,724                23,724
2,372,384 and 2,372,384 issued and outstanding in
1997 and 1996 respectively
PAID-IN CAPITAL                                            5,492,345             5,492,345
NOTE RECEIVABLE FROM SHAREHOLDER                            (27,188)              (27,188)
ACCUMULATED DEFICIT                                      (4,203,638)           (4,232,891)
                                                        ------------            ----------
      TOTAL STOCKHOLDERS' EQUITY                           1,285,243             1,255,990
                                                        ------------            ----------

                                                           2,298,641             2,485,689
                                                        ============            ==========

*** Condensed from audited financial statements.
    The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                                XIOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three months ended  Three months ended
                                             March 31, 1997      March 31, 1996
                                              (unaudited)         (unaudited)

REVENUES                                      $1,272,934          1,339,525
                                              ----------          ---------

   PRODUCT COSTS                                 480,737            600,792
   RESEARCH AND DEVELOPMENT                      201,370            189,754
   MARKETING, SALES AND ADMINISTRATIVE           551,007            643,314
                                              ----------          ---------

                                               1,233,114          1,433,860
                                              ----------          ---------

INCOME (LOSS) FROM OPERATIONS                     39,820            (94,335)

OTHER (LOSS) INCOME, NET                          (7,742)             1,116
                                              ----------          ---------

     INCOME (LOSS) BEFORE INCOME TAXES            32,078            (93,219)

INCOME TAX PROVISION                              (2,825)            (2,815)
                                              ----------          ---------

    NET INCOME (LOSS)                         $   29,253            (96,034)
                                              ==========          =========



PER SHARE INFORMATION:


NET INCOME (LOSS) PER SHARE                   $     0.01              (0.04)
                                              ==========          =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING DURING THE QUARTER          2,402,887          2,362,918
                                              ==========          =========




The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                                XIOX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three months ended     Three months ended
                                                         March 31, 1997         March 31, 1996
                                                          (unaudited)            (unaudited)
CASH FROM OPERATING ACTIVITIES:
        NET INCOME (LOSS)                                 $   29,253               (96,034)

RECONCILING ADJUSTMENTS FROM OPERATING
ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                         58,403                57,335

DECREASE (INCREASE) IN:
        ACCOUNTS RECEIVABLE, NET                             208,081               (28,744)
        OTHER RECEIVABLES                                     58,270                10,068
        INVENTORIES                                            9,461                95,944
PREPAID EXPENSES, DEPOSITS AND OTHER ASSETS                   (9,285)             (149,853)

INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES               (158,170)              (51,874)
        PURCHASE DEPOSITS                                     (2,094)              120,481
        DEFERRED REVENUE                                     (56,037)               37,943
                                                          ----------              --------

NET CASH PROVIDED BY (USED IN) OPERATIONS                    137,882                (4,734)

CASH FROM INVESTING ACTIVITIES:
        ACQUISITION OF PROPERTY AND EQUIPMENT                (36,878)                   62
        ACQUISITION OF SOFTWARE                               (3,000)               (4,455)
                                                          ----------              --------

NET CASH (USED IN) INVESTING ACTIVITIES                      (39,878)               (4,393)

CASH FROM FINANCING ACTIVITIES:
        BANK LINE OF CREDIT REPAYMENTS                            --              (100,000)
        BORROWINGS FROM BANK LINE                                 --                    --
        PROCEEDS FROM SALE OF COMMON STOCK                        --                   163
                                                                  --                   ---

NET CASH USED IN FINANCING ACTIVITIES                             --               (99,837)
                                                          ----------              --------

NET INCREASE/(DECREASE) IN
CASH & CASH EQUIVALENTS                                       98,004              (108,964)

BEGINNING CASH AND CASH EQUIVALENTS                          291,488               344,165
                                                          ----------              --------

ENDING CASH AND CASH EQUIVALENTS                          $  389,492               235,201
                                                          ==========              ========

SUPPLEMENTAL CASH FLOW INFORMATION:
        INTEREST PAID DURING THE QUARTER                  $        0                 1,536
        INCOME TAXES PAID DURING THE QUARTER                   3,650                 2,815

NONCASH FINANCING ACTIVITIES
        COMMON STOCK ISSUED UPON EXERCISE OF
        STOCK OPTIONS IN EXCHANGE FOR NOTE
        RECEIVABLE FROM SHAREHOLDER                       $   27,188                27,188
                                                          ==========              ========

                         PART I - FINANCIAL INFORMATION

                          X I O X C O R P O R A T I O N

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 :  BASIS OF PRESENTATION

The financial information included herein relating to December 31, 1996 is audited, and the financial information relating to the three month periods ended March 31, 1997 and March 31, 1996 is unaudited, and as such reflects all adjustments (consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods). Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed pursuant to Securities and Exchange Commission Rules.

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim statements be read in conjunction with the financial statements and notes included in the Company's Annual Financial Report filed on Form 10K-SB for the year ended December 31,1996.

NOTE 2 :  INVENTORIES

Inventories at March 31, 1997 have been stated at the lower of cost (first-in, first-out basis) or market. Inventories consist solely of purchased hardware and software products (finished goods).

NOTE 3 :   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                             March 31, 1997    December 31, 1996
                                             --------------    -----------------

Office equipment                                $ 1,107,855           1,075,298
Furniture and fixtures                              309,959             305,638
                                                -----------          ----------
                                                  1,417,814           1,380,936
          Less accumulated depreciation          (1,067,424)         (1,022,818)
                                                -----------          ----------
                                                    350,390             358,118
                                                ===========          ==========

Purchased Software                              $   203,037             200,037
          Less accumulated depreciation            (160,904)           (147,107)
                                                -----------          ----------
                                                     42,133              52,930
                                                ===========          ==========

                         PART I - FINANCIAL INFORMATION

                          X I O X C O R P O R A T I O N

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 :   BANK LINE OF CREDIT

The Company maintains a $1,000,000 line of credit collateralized by eligible accounts receivable. The line bears interest at prime plus 1.50% and is renewable in May 1997. At March 31, 1997 the Company had $0 outstanding against this line.


NOTE 5:   RECENT ACCOUNT PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. Adoption of SFAS No. 128 is not expected to have a material impact on net income (loss) per common share as presented in the accompanying consolidated statements of operations.

                         PART I - FINANCIAL INFORMATION

                          X I O X C O R P O R A T I O N

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



The forward-looking statements included in this Quarterly Report filed on Form 10-QSB, which reflect management's best judgment based on factors known, involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed under "Certain Risk Factors Which May Impact Future Operating Results and Market Price of Stock on page 9 below. Forward-looking information provided by Xiox should be evaluated in the context of these factors.

The following is management's discussion and analysis of certain significant factors which have effected Xiox's financial position and operating results during the periods included in the accompanying condensed financial statements.



Results of Operations

Revenue for the three months ended March 31, 1997 was $1,272,934, a decrease of 5% versus the $1,339,525 recorded during the three months ended March 31, 1996. The $66,591 decrease in revenue is attributable to the Company's typical trend of weaker sales in the first quarter compared to sales for the last quarter of the previous year.

Total operating expenses for the three months ended March 31, 1997 were $1,233,114, a decrease of 14% or $200,746 versus the $1,433,860 of operating expenses incurred during the three months ended March 31, 1996. Total product costs as a percentage of revenue decreased to 38% in the first quarter of 1997 from 45% in the first quarter in 1996, primarily due to variations in product mix and inventory variance.

Research and development expenses increased by 6% or $11,616 to $201,370 in the first quarter of 1997 compared to $189,754 in the first quarter of 1996 due to an increased investment in new product development.

Marketing, Sales and General and Administrative expenses in the first quarter of 1997 decreased by 14% or $92,307 compared to the first quarter of 1996 due to discretionary spending controls offset by increased spending in new products.

Other income decreased by $8,858 from the first quarter of 1996 primarily due to a $10,883 profit sharing distribution in the first quarter of 1997. This decrease was offset by a moderate increase in interest income from short-term securities in the first three months of 1997 to $3,142 versus $2,653 in the first three months of 1996. In addition, no debt was outstanding in the first quarter of 1997 explaining the decrease in interest expense to $0 versus $1,536 in the first quarter of 1996.

The Company earned $39,820 from operations during the first quarter of 1997 and reported a net income after taxes of $29,253 versus a loss of $94,335 from operations and a net loss after taxes of $96,034 in the comparable quarter of 1996. The Company attributed this to its management of expenses, product mix and efforts to streamline operations.

                         PART I - FINANCIAL INFORMATION

                          X I O X C O R P O R A T I O N

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Liquidity and Capital

At March 31, 1997, Xiox held cash and cash equivalents totaling $389,492 and had working capital of $741,997 versus cash equivalents of $291,488 and working capital of $693,485 at December 31, 1996. The Company anticipates investing approximatedly $100,000 in capital equipment during 1997, consisting primarily of computer hardware and software and office equipment. Since December 31, 1996, capital equipment procurements have totaled $39,878.

In December, 1996, the Company had a bank line of credit of $1,000,000. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus
1.50. At March 31, 1997, the Company had $0 outstanding against this line.


Certain Risk Factors Which May Impact Future Operating Results and Market Price of Stock

Xiox operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control and any of which may have an adverse effect on the Company's business, financial condition and results of operations. These uncertainties include, but are not limited to, the Company's reliance on the sale of few products; the Company's dependence on the ability of its distribution channels to market the Company's products; the fluctuations in the Company's quarterly results and the effect of these results on the Company's ability to maintain its listed status on the Nasdaq Small Cap Market; the ability of the Company's product developers to design products and software that do not contain defects and "bugs" which render the products or software inoperable or susceptible to breakdown, software viruses or "hacking"; and the outcome of any litigation the Company may be involved in. In addition, the Company typically experiences weaker sales in the first quarter of each calendar year compared to sales for the last quarter of the previous year.

                           PART II - OTHER INFORMATION

                                XIOX CORPORATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

The following amendment was made in the first quarter of 1997 and filed under Form 8-K/A:

Amendment #2 to Form 8-K was filed February 28, 1997 which provided Exhibit 5.2.i Customer Agreement relating the Company's sale of certain assets of Seller's Gemini Telemanagment Systems on October 14, 1995.

********************************************************************************


                        X I O X    C O R P O R A T I O N

                                   SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.

                                       XIOX CORPORATION



                                       Registrant


Date:  May 15, 1997
                                       /s/ William H. Welling
                                          --------------------------------------
                                         (Duly Authorized Officer)



Date:  May 15, 1997
                                       /s/ Melanie D. Reid
                                          --------------------------------------
                                       Melanie D. Reid, VP Finance/CFO/Secretary
                                         (Duly Authorized Officer)