Form 10-Q
period 1997-06-30
XIOX CORP
filed 1997-08-14
CIK 782995

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                 F O R M 10-QSB


          (Mark One)
             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the quarterly period June 30, 1997;

                                       or
             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from ____________to _________


                            Commission file #0-15797

                                XIOX CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                    95-3824750
             --------                                    ----------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                       Identification No)

 577 Airport Blvd, Suite 700,
  Burlingame, California                                    94010
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

 Issuer's telephone number:                            (650) 375-8188
--------------------------------------------------------------------------------


     Indicate by check mark whether the registrant:

     (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes X No__

     (2) Has been subject to such filing  requirements for the past 90 days.
                   Yes X No__

Issuer's number of common shares
outstanding at June 30, 1997                                2,358,534 shares
--------------------------------------------------------------------------------

                                XIOX CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I    Financial Information

         Item 1.

               Condensed Consolidated Balance Sheets -
                  June 30, 1997 and  December 31, 1996                        3

               Condensed Consolidated Statements of Operations
                  Three Months ended June 30, 1997 and June 30, 1996          4

               Condensed Consolidated Statements of Operations
                  Six Months ended June 30, 1997 and June 30, 1996            5

               Condensed Consolidated Statements of Cash Flows  -
                  Six Months ended June 30, 1997 and June 30, 1996            6

               Notes to Condensed Consolidated Financial Statements         7-8


         Item 2.

               Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            9-11


PART II    Other Information

         Item 6.

               Exhibits and Reports on Form 8-K                              12

         Exhibit 27.

               Financial Data Schedule - June 30, 1997
                  (separate electronic document attached)

         Signatures                                                          13

                         PART I - FINANCIAL INFORMATION

                                XIOX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                    June 30, 1997       1996
ASSETS:                                              (unaudited)         ***

CURRENT ASSETS
      CASH & CASH EQUIVALENTS                        $   540,368        291,488
      ACCOUNTS RECEIVABLE, NET                           716,688      1,062,045
      OTHER RECEIVABLES                                       63         66,412
      INVENTORIES                                        368,359        433,769
      PREPAID EXPENSES AND OTHER ASSETS                  122,299         69,470
                                                     -----------    -----------

           TOTAL CURRENT ASSETS                        1,747,777      1,923,184

PROPERTY & EQUIPMENT, NET                                326,722        358,118
PURCHASED SOFTWARE, NET                                   30,632         52,930

NOTES RECEIVABLE                                         100,000        131,138
DEPOSITS & OTHER ASSETS                                   19,585         20,319
                                                     -----------    -----------

                                                     $ 2,224,716      2,485,689
                                                     ===========    ===========
LIABILITIES/STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      BANK LINE OF CREDIT                            $      --             --
      ACCOUNTS PAYABLE                                    68,320        140,627
      ACCRUED EXPENSES                                    86,685        212,081
      ACCRUED COMPENSATION                               119,533        114,380
      PURCHASE DEPOSITS                                   41,614         41,025
      DEFERRED REVENUE                                   665,194        721,586
                                                     -----------    -----------

           TOTAL CURRENT LIABILITIES                 $   981,346      1,229,699

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY
COMMON STOCK, $.01 Par, 10,000,000 Authorized,            23,585         23,724
2,358,534 and 2,372,384 issued and outstanding in
1997 and 1996 respectively
PAID-IN CAPITAL                                        5,448,665      5,492,345
NOTE RECEIVABLE FROM SHAREHOLDER                         (27,188)       (27,188)
ACCUMULATED DEFICIT                                   (4,201,692)    (4,232,891)
                                                     -----------    -----------
      TOTAL STOCKHOLDERS' EQUITY                       1,243,370      1,255,990
                                                     -----------    -----------

                                                       2,224,716      2,485,689
                                                     ===========    ===========

*** Condensed from audited financial statements.
    The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                                XIOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three months ended  Three months ended
                                            June 30, 1997        June 30, 1996
                                             (unaudited)          (unaudited)

REVENUES                                      $ 1,249,627          1,387,949
                                              -----------        -----------

      PRODUCT COSTS                               502,630            637,922
      RESEARCH AND DEVELOPMENT                    174,024            176,923
      MARKETING, SALES AND ADMINISTRATIVE         567,346            554,924
                                              -----------        -----------

                                                1,244,000          1,369,769
                                              -----------        -----------

INCOME FROM OPERATIONS                              5,627             18,180

OTHER (LOSS) INCOME, NET                           (3,232)             3,994
                                              -----------        -----------

       INCOME BEFORE INCOME TAXES                   2,395             22,174

INCOME TAX PROVISION                                 (450)            (1,130)
                                              -----------        -----------

       NET INCOME                             $     1,945             21,044
                                              ===========        ===========


PER SHARE INFORMATION:


NET INCOME PER SHARE                          $      0.00               0.01
                                              ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING DURING THE QUARTER           2,427,438          2,372,384
                                              ===========        ===========


 The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                                XIOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Six months ended Six months ended
                                                 June 30, 1997   June 30, 1996
                                                  (unaudited)     (unaudited)

REVENUES                                         $ 2,522,561        2,727,474
                                                 -----------      -----------

      PRODUCT COSTS                                  983,367        1,238,715
      RESEARCH AND DEVELOPMENT                       375,394          366,677
      MARKETING, SALES AND ADMINISTRATIVE          1,118,354        1,198,238
                                                 -----------      -----------

                                                   2,477,115        2,803,630
                                                 -----------      -----------

INCOME (LOSS) FROM OPERATIONS                         45,446          (76,156)

OTHER (LOSS) INCOME, NET                             (10,973)           5,110
                                                 -----------      -----------

       INCOME (LOSS) BEFORE INCOME TAXES              34,473          (71,046)

INCOME TAX PROVISION                                  (3,275)          (3,945)
                                                 -----------      -----------

       NET INCOME (LOSS)                         $    31,198          (74,991)
                                                 ===========      ===========



PER SHARE INFORMATION:


NET INCOME (LOSS) PER SHARE                      $      0.01            (0.03)
                                                 ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING DURING THE PERIOD               2,425,421        2,367,651
                                                 ===========      ===========


 The accompanying notes are an integral part of these condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                                XIOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Six months ended  Six months ended
                                                June 30, 1997    June 30, 1996
                                                (unaudited)       (unaudited)
CASH FROM OPERATING ACTIVITIES:
         NET INCOME (LOSS)                         $  31,198        (74,991)

RECONCILING ADJUSTMENTS FROM OPERATING
ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                114,944        114,183

DECREASE (INCREASE) IN:
        ACCOUNTS RECEIVABLE, NET                     345,356         81,128
        OTHER RECEIVABLES                             66,350              0
        PROMISSORY NOTE                               31,138              0
        INVENTORIES                                   65,409         12,143
PREPAID EXPENSES, DEPOSITS AND
           OTHER ASSETS                              (52,095)       (47,351)

INCREASE (DECREASE) IN:
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES        (192,548)        57,108
       PURCHASE DEPOSITS                                 589        129,960
       DEFERRED REVENUE                              (56,392)           991
                                                   ---------      ---------

NET CASH PROVIDED BY (USED IN) OPERATIONS            353,949        273,171
                                                   ---------      ---------

CASH FROM INVESTING ACTIVITIES:
        ACQUISITION OF PROPERTY AND EQUIPMENT        (56,237)        (4,958)
        ACQUISITION OF SOFTWARE                       (5,013)        (8,588)
                                                   ---------      ---------

NET CASH (USED IN) INVESTING ACTIVITIES              (61,250)       (13,546)
                                                   ---------      ---------

CASH FROM FINANCING ACTIVITIES:
       BANK LINE OF CREDIT REPAYMENTS                   --         (100,000)
       BORROWINGS FROM BANK LINE                        --             --
       PROCEEDS FROM SALE OF COMMON STOCK            (43,819)           163
                                                   ---------      ---------

NET CASH USED IN FINANCING ACTIVITIES                (43,819)       (99,837)
                                                   ---------      ---------

NET INCREASE/(DECREASE) IN                           248,880
CASH & CASH EQUIVALENTS                                             159,788

BEGINNING CASH AND CASH EQUIVALENTS                  291,488        344,165
                                                   ---------      ---------

ENDING CASH AND CASH EQUIVALENTS                   $ 540,368        503,953
                                                   =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
       INTEREST PAID DURING THE PERIOD             $       0          1,536
       INCOME TAXES PAID DURING THE PERIOD             3,650          3,945

NONCASH FINANCING ACTIVITIES
       COMMON STOCK ISSUED UPON EXERCISE OF
       STOCK OPTIONS IN EXCHANGE FOR
       NOTE RECEIVABLE FROM SHAREHOLDER            $  27,188         27,188
                                                   =========      =========

                         PART I - FINANCIAL INFORMATION

                                XIOX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  BASIS OF PRESENTATION

The financial information included herein relating to December 31, 1996 is audited, and the financial information relating to the three and six month periods ended June 30, 1997 and June 30, 1996 is unaudited, and as such reflects all adjustments (consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods). Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed pursuant to Securities and Exchange Commission Rules.

The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim statements be read in conjunction with the financial statements and notes included in the Company's Annual Financial Report filed on Form 10K-SB for the year ended December 31,1996.

NOTE 2:  INVENTORIES

Inventories at June 30, 1997 have been stated at the lower of cost (first-in, first-out basis) or market. Inventories consist solely of purchased hardware and software products (finished goods).

NOTE 3:   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                              June 30, 1997    December 31, 1996
                                              -------------    -----------------

Office equipment                               $ 1,127,213         1,075,298
Furniture and fixtures                             309,959           305,638
                                               -----------       -----------
                                                 1,437,172         1,380,936
      Less accumulated depreciation             (1,110,450)       (1,022,818)
                                               -----------       -----------
                                                   326,722           358,118
                                               ===========       ===========

Purchased Software                             $   205,050           200,037
      Less accumulated depreciation               (174,418)         (147,107)
                                               -----------       -----------
                                                    30,632            52,930
                                               ===========       ===========

                         PART I - FINANCIAL INFORMATION

                                XIOX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4:   BANK LINE OF CREDIT

The Company maintains a $1,000,000 line of credit collateralized by eligible accounts receivable. The line bears interest at prime plus 1.25% and is renewable in May 1998. At June 30, 1997 the Company had $0 outstanding against this line.


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

NOTE 6:  SUBSEQUENT EVENT

The Company entered into an agreement to sell 574,400 shares of its Common Stock to Flanders Language Valley ("Flanders") for an aggregate purchase price of $2,872,000 subject to future adjustments. The investment is expected to be completed in August subject to certain conditions of closing. Pursuant to the agreement a subsidiary will be formed in Belgium, Xiox Flanders N.V., of which Xiox will own 94.9% and Flanders will own 5.1%.

                         PART I - FINANCIAL INFORMATION

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The forward-looking statements included in this Quarterly Report filed on Form 10-QSB, which reflect management's best judgment based on factors known, involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed under "Certain Risk Factors Which May Impact Future Operating Results and Market Price of Stock on page 11 below. Forward-looking information provided by Xiox should be evaluated in the context of these factors.

The following is management's discussion and analysis of certain significant factors which have effected Xiox's financial position and operating results during the periods included in the accompanying condensed financial statements.

Results of Operations

Second Quarter, 1997 vs. 1996

Revenue for the three months ended June 30, 1997 was $1,249,627, a decrease of 10% versus the $1,387,949 recorded during the three months ended June 30, 1996. The $138,322 decrease in revenue is attributable to lower than expected sales of the Company's call accounting products.

Total operating expenses for the three months ended June 30, 1997 were $1,244,000, a decrease of 9% or $125,769 versus the $1,369,769 of operating expenses incurred during the three months ended June 30, 1996. Total product costs as a percentage of revenue decreased to 40% in the second quarter of 1997 from 46% in the second quarter in 1996, primarily due to variations in product mix and inventory variance.

Research and development expenses decreased slightly by 2% or $2,899 to $174,024 in the second quarter of 1997 compared to $176,923 in the second quarter of 1996. Research and development as a percentage of revenue increased to 13.9% in the second quarter of 1997 from 12.7% in the second quarter of 1996 due to an increased investment in new product development.

Marketing, Sales and General and Administrative expenses in the second quarter of 1997 increased by 2% or $ 12,422 compared to the second quarter of 1996 due to increased spending in new products.

Other income decreased by $7,226 from the second quarter of 1996 primarily due to a $6,182 profit sharing distribution in the second quarter of 1997. The remaining decrease was due to a moderate decline in interest income from short-term securities in the second three months of 1997 to $2,950 versus $3,994 in the second three months of 1996. No debt was outstanding in the second quarters of 1997 and 1996.

The Company earned $5,627 from operations during the second quarter of 1997 and reported a net income after taxes of $1,945 versus reported earnings of $ 18,180 from operations and net income after taxes of $21,044 in the comparable quarter of 1996. The Company attributed this to lower revenues.

                         PART I - FINANCIAL INFORMATION

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


First Half, 1997 vs. 1996

Revenue for the six months ended June 30, 1997 was $2,522,561, a decrease of 8% versus the $2,727,474 recorded during the six months ended June 30, 1996. The $204,913 decrease in revenue is attributable to lower than expected sales of the Company's call accounting products.

Total operating expenses for the six months ended June 30, 1997 were $2,477,115, a decrease of 12% or $326,515 versus the $2,803,630 of operating expenses incurred during the six months ended June 30, 1996. Total product costs as a percentage of revenue decreased to 39% in the first half of 1997 from 45% in the first half in 1996, primarily due to variations in product mix and inventory variance.

Research and development expenses increased by 2% or $8,717 to $375,394 in the first half of 1997 compared to $366,677 in the first half of 1996 due to an increased investment in new product development.

Marketing, Sales and General and Administrative expenses in the first half of 1997 decreased by 7% or $79,884 compared to the first half of 1996 due to discretionary spending controls offset by increased spending in new products.

Other income decreased by $16,083 from the first half of 1996 primarily due to a $17,065 profit sharing distribution in the first half of 1997. Interest income from short-term securities in the first six months of 1997 decreased slightly to $6,092 versus $6,647 in the first six months of 1996. No debt was outstanding in the first half of 1997 explaining the decrease in interest expense to $0 versus $1,536 in the first half of 1996.

The Company earned $45,446 from operations during the first six months of 1997 and reported a net income after taxes of $31,198 versus a loss of $76,156 from operations and a net loss after taxes of $74,991 in the comparable quarter of 1996. The Company attributed this to its management of expenses, product mix and efforts to streamline operations.

                         PART I - FINANCIAL INFORMATION

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Liquidity and Capital

At June 30, 1997, Xiox held cash and cash equivalents totaling $540,368 and had net working capital of $766,431 versus cash equivalents of $291,488 and net working capital of $693,485 at December 31, 1996. The Company anticipates investing approximately $100,000 in capital equipment during 1997, consisting primarily of computer hardware and software and office equipment. Since December 31, 1996, the Company expended $61,249 for capital equipment and software.

In May, 1997, the Company renewed its bank line of credit of $1,000,000. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus 1.25. At June 30, 1997, the Company had $0 outstanding against this line.



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

         No reports on Form 8-K have been filed during the quarter ended June 30, 1997.

********************************************************************************


                                XIOX CORPORATION

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.

                                   XIOX CORPORATION



                                   Registrant


Date:  August 14, 1997
                                   /s/ William H. Welling
                                       ------------------
                                       (Duly Authorized Officer)



Date:  August 14, 1997
                                  /s/ Melanie D. Reid
                                      ---------------
                                      Melanie D. Reid, VP Finance/CFO/Secretary
                                      (Duly Authorized Officer)