Form 10QSB
period 1997-09-30
XIOX CORP
filed 1997-11-14
CIK 782995

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                 F O R M  10-QSB


(Mark One)
   (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period September 30, 1997;

                                       or

   ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
             For the transition period from __________ to __________


                            Commission file #0-15797

                                XIOX CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                                95-3824750
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

577 Airport Blvd, Suite 700,
Burlingame, California                                                     94010
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

 Issuer's telephone number:                                       (650) 375-8188
--------------------------------------------------------------------------------


        Indicate by check mark whether the registrant:

        (1)Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes X No__

        (2) Has been subject to such filing requirements for the past 90 days.
                                                                    Yes X  No
                                                                       ---   ---

Issuer's number of common shares
outstanding at September 30, 1997                               2,932,934 shares
--------------------------------------------------------------------------------


                                    X I O X   C O R P O R A T I O N

                                               INDEX

                                                                                              Page No.
                                                                                              --------
PART I    Financial Information

         Item 1.

               Condensed Consolidated Balance Sheets -
                  September 30, 1997 and  December 31, 1996                                     3

               Condensed Consolidated Statements of Operations
                  Three Months ended September 30, 1997 and September 30, 1996                  4

               Condensed Consolidated Statements of Operations
                  Nine Months ended September 30, 1997 and September 30, 1996                   5

               Condensed Consolidated Statements of Cash Flows  -
                  Nine Months ended September 30, 1997 and September 30, 1996                   6-7

               Notes to Condensed Consolidated Financial Statements                             8-9


         Item 2.

               Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                10-12


PART II    Other Information

         Item 6.

               Exhibits and Reports on Form 8-K                                                13

         Exhibit 27.

               Financial Data Schedule - September 30, 1997
                  (separate electronic document attached)


         Signatures                                                                            14





                                                     PART I - FINANCIAL INFORMATION
                                                    X I O X   C O R P O R A T I O N
                                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           September 30, 1997      December 31, 1996
ASSETS:                                                                                        (unaudited)                 ***

CURRENT ASSETS
      CASH & CASH EQUIVALENTS                                                                 $ 3,130,079                   291,488
      ACCOUNTS RECEIVABLE, NET                                                                    709,265                 1,062,045
      OTHER RECEIVABLES                                                                            10,541                    66,412
      INVENTORIES                                                                                 353,506                   433,769
      PREPAID EXPENSES AND OTHER ASSETS                                                           175,750                    69,470
                                                                                              -----------                 ---------
           TOTAL CURRENT ASSETS                                                                 4,379,141                 1,923,184

PROPERTY & EQUIPMENT, NET                                                                         377,621                   358,118
PURCHASED SOFTWARE, NET                                                                            32,010                    52,930

NOTES RECEIVABLE                                                                                  100,000                   131,138
DEPOSITS & OTHER ASSETS                                                                           383,013                    20,319
                                                                                              -----------                 ---------
                                                                                              $ 5,271,785                 2,485,689
                                                                                              ===========                 =========
LIABILITIES/STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      BANK LINE OF CREDIT                                                                          - 0 -                     - 0 -
      ACCOUNTS PAYABLE                                                                            132,634                   140,627
      ACCRUED EXPENSES                                                                            148,244                   212,081
      ACCRUED COMPENSATION                                                                        122,805                   114,380
      PURCHASE DEPOSITS                                                                            39,147                    41,025
      DEFERRED REVENUE                                                                            707,222                   721,586
                                                                                              -----------                 ---------
           TOTAL CURRENT LIABILITIES                                                          $ 1,150,052                 1,229,699

MINORITY INTEREST                                                                                 129,906

STOCKHOLDERS' EQUITY
COMMON STOCK, $.01 Par, 10,000,000 Authorized,
2,932,934 and 2,372,384 issued and outstanding in                                                  29,329                    23,724
1997 and 1996 respectively
PAID-IN CAPITAL                                                                                 8,274,845                 5,492,345
NOTE RECEIVABLE FROM SHAREHOLDER                                                                  (27,188)                  (27,188)
FOREIGN CURRENCY TRANSLATION GAIN/(LOSS)                                                           (3,224)
                                                                                              -----------                 ---------
ACCUMULATED DEFICIT                                                                            (4,281,935)               (4,232,891)
                                                                                              -----------                 ---------
      TOTAL STOCKHOLDERS' EQUITY                                                                3,991,827                 1,255,990
                                                                                              -----------                 ---------
                                                                                                5,271,785                 2,485,689
                                                                                              ===========                 =========

*** Condensed from audited financial statements.
    The accompanying notes are an integral part of these condensed  financial statements.



                         PART I - FINANCIAL INFORMATION

                                XIOX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three months ended       Three months ended
                                                September 30, 1997       September 30, 1996
                                                   (unaudited)              (unaudited)
REVENUES                                           $ 1,265,527               1,350,673
                                                   -----------               ---------
      PRODUCT COSTS                                    519,112                 612,132
      RESEARCH AND DEVELOPMENT                         198,509                 175,844
      MARKETING, SALES AND ADMINISTRATIVE              632,949                 498,392
                                                   -----------               ---------

                                                     1,350,570               1,286,368
                                                   -----------               ---------

INCOME FROM OPERATIONS                                 (85,043)                 64,305

OTHER (LOSS) INCOME, NET                                 8,432                   4,217
                                                   -----------               ---------

        INCOME BEFORE INCOME TAXES                     (76,611)                 68,522

INCOME TAX PROVISION                                    (3,632)                   (410)
                                                   -----------               ---------

       NET INCOME                                  $   (80,243)                 68,112
                                                   ===========               =========



PER SHARE INFORMATION:


NET INCOME PER SHARE                               $      (.03)                   0.03
                                                   ===========               =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING DURING THE QUARTER                2,932,934               2,372,384
                                                   ===========               =========


 The  accompanying  notes  are an  integral  part of these  condensed  financial statements.


                         PART I - FINANCIAL INFORMATION

                                XIOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Nine months ended       Nine months ended
                                               September 30, 1997      September 30, 1996
                                                  (unaudited)              (unaudited)

REVENUES                                           $ 3,788,088             4,078,147
                                                   -----------             ---------

      PRODUCT COSTS                                  1,502,479             1,850,847
      RESEARCH AND DEVELOPMENT                         573,903               542,520
      MARKETING, SALES AND ADMINISTRATIVE            1,751,304             1,696,630
                                                   -----------             ---------

                                                     3,827,686             4,089,997
                                                   -----------             ---------

INCOME (LOSS) FROM OPERATIONS                          (39,598)              (11,850)

OTHER (LOSS) INCOME, NET                                (2,541)                9,327
                                                   -----------             ---------

        INCOME (LOSS) BEFORE INCOME TAXES              (42,139)               (2,523)

INCOME TAX PROVISION                                    (6,907)               (4,356)
                                                   -----------             ---------

       NET INCOME (LOSS)                           $   (49,046)               (6,879)
                                                   ===========             =========



PER SHARE INFORMATION:


NET INCOME (LOSS) PER SHARE                        $      (.02)                (0.00)
                                                   ===========             =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING DURING THE PERIOD                 2,556,671             2,369,240
                                                   ===========             =========


 The  accompanying  notes  are an  integral  part of these  condensed  financial statements.


                                                            XIOX CORPORATION

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Nine months ended     Nine months ended
                                                                                             September 30, 1997   September 30, 1996
                                                                                                 (unaudited)          (unaudited)
CASH FROM OPERATING ACTIVITIES:
         NET INCOME (LOSS)                                                                     $   (49,046)                  (6,879)

RECONCILING ADJUSTMENTS FROM OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                                                             170,211                  171,787

DECREASE (INCREASE) IN:
        ACCOUNTS RECEIVABLE, NET                                                                   352,780                  144,691
        OTHER RECEIVABLES                                                                           55,871                        0
        PROMISSORY NOTE                                                                             31,138                        0
        INVENTORIES                                                                                 80,263                  (76,960)
PREPAID EXPENSES, DEPOSITS AND OTHER ASSETS                                                       (468,974)                 (52,929)

INCREASE (DECREASE) IN:
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                       (63,404)                  77,959
       INCOME TAXES PAYABLE                                                                                                  (1,800)
       PURCHASE DEPOSITS                                                                            (1,878)                 (87,910)
       DEFERRED REVENUE                                                                            (14,363)                 (55,279)
                                                                                               -----------                  -------

NET CASH PROVIDED BY (USED IN) OPERATIONS                                                           92,598                  112,680
                                                                                               -----------                  -------

CASH FROM INVESTING ACTIVITIES:
        ACQUISITION OF PROPERTY AND EQUIPMENT                                                     (150,285)                 (32,413)
        ACQUISITION OF SOFTWARE                                                                    (18,509)                  (9,048)
                                                                                               -----------                  -------

 NET CASH (USED IN) INVESTING ACTIVITIES                                                          (168,794)                 (41,461)
                                                                                               -----------                  -------

CASH FROM FINANCING ACTIVITIES:
       BANK LINE OF CREDIT REPAYMENTS                                                                 --                   (100,000)
       BORROWINGS FROM BANK LINE                                                                      --                       --
       PROCEEDS FROM SALE OF COMMON STOCK                                                        2,914,787                      163
                                                                                               -----------                  -------

NET CASH USED IN FINANCING ACTIVITIES                                                            2,914,787                  (99,837)
                                                                                               -----------                  -------

NET INCREASE/(DECREASE) IN
CASH & CASH EQUIVALENTS                                                                          2,838,592                  (28,618)

BEGINNING CASH AND CASH EQUIVALENTS                                                                291,488                  344,165
                                                                                               -----------                  -------

ENDING CASH AND CASH EQUIVALENTS                                                               $ 3,130,080                  315,547
                                                                                               ===========                  =======



                                                            XIOX CORPORATION

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)




                                                                                          Nine months ended      Nine months ended
                                                                                          September 30, 1997     September 30, 1996
                                                                                             (unaudited)            (unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:
       INTEREST PAID DURING THE PERIOD                                                       $     0                   1,536
       INCOME TAXES PAID DURING THE PERIOD                                                    11,352                   4,356

NONCASH FINANCING ACTIVITIES
       COMMON STOCK ISSUED UPON EXERCISE OF STOCK OPTIONS
IN EXCHANGE FOR NOTE RECEIVABLE FROM SHAREHOLDER
                                                                                             $27,188
                                                                                             =======



                          X I O X   C O R P O R A T I O N

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 :  BASIS OF PRESENTATION

The financial information included herein relating to December 31, 1996 is audited, and the financial information relating to the three and nine month periods ended September 30, 1997 and September 30, 1996 is unaudited, and as such reflects all adjustments (consisting solely of normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods). Certain information and footnote disclosures normally included in accordance with generally accepted accounting principles have been condensed pursuant to Securities and Exchange Commission Rules.

The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these interim statements be read in conjunction with the financial statements and notes included in the Company's Annual Financial Report filed on Form 10K-SB for the year ended December 31,1996.

NOTE 2 :  INVENTORIES

Inventories at September 30, 1997 have been stated at the lower of cost (first-in, first-out basis) or market. Inventories consist solely of purchased hardware and software products (finished goods).

NOTE 3 :   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


                                           September 30, 1997  December 31, 1996

Office equipment                                  $ 1,241,392         1,075,298
Furniture and fixtures                                289,828           305,638
                                                  -----------         ---------
                                                    1,531,220         1,380,936
     Less accumulated depreciation                 (1,153,599)       (1,022,818)
                                                  -----------         ---------
                                                      377,621           358,118
                                                  ===========         =========

Purchased Software                                $   218,546           200,037
     Less accumulated depreciation                   (186,646)         (147,107)
                                                  -----------         ---------
                                                       32,010            52,930
                                                  ===========         =========

                         PART I - FINANCIAL INFORMATION

                          X I O X   C O R P O R A T I O N

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 :   BANK LINE OF CREDIT

The Company maintains a $1,000,000 line of credit collateralized by eligible accounts receivable. The line bears interest at prime plus 1.25% and is renewable in May 1998. At September 30, 1997 the Company had $0 outstanding against this line.


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

NOTE 6:   FORMATION OF JOINTLY OWNED COMPANY

The Company formed a subsidiary in Belgium, XIOX Flanders N.V., in which the Company holds a 94.9 % interest and a shareholder of the Company holds a 5.1% interest.

                         PART I - FINANCIAL INFORMATION

                          X I O X   C O R P O R A T I O N

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



The forward-looking statements included in this Quarterly Report filed on Form 10-QSB, which reflect management's best judgment based on factors known, involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed under "Certain Risk Factors Which May Impact Future Operating Results and Market Price of Stock on page 12 below. Forward-looking information provided by Xiox should be evaluated in the context of these factors.

The following is management's discussion and analysis of certain significant factors which have effected Xiox's financial position and operating results during the periods included in the accompanying condensed financial statements.

Results of Operations

Third Quarter, 1997 vs. 1996

Revenue for the three months ended September 30, 1997 was $1,265,527, a decrease of 6% versus the $1,350,673 recorded during the three months ended September 30, 1996. The $85,146 decrease in revenue is primarily attributable to lower sales of the Company's call accounting products.

Total operating expenses for the three months ended September 30, 1997 were $ 1,350,570, an increase of 5% or $64,202 versus the $1,286,368 of operating expenses incurred during the three months ended September 30, 1996. Total product costs as a percentage of revenue decreased to 41% in the third quarter of 1997 from 45% in the third quarter in 1996, primarily due to variations in product mix.

Research and development expenses increased by 13% or $22,665 to $198,509 in the third quarter of 1997 compared to $175,844 in the third quarter of 1996. Research and development as a percentage of revenue increased to 16% in the third quarter of 1997 from 13.0% in the third quarter of 1996 due to costs associated with new product development.

Marketing, Sales and General and Administrative expenses in the third quarter of 1997 increased by 27% or $ 134,557 compared to the third quarter of 1996 due to increased sales and marketing efforts including plans for new products.

Other income increased by $4,215 primarily due to an increase in interest income earned from short-term securities. No debt was outstanding during the third quarters of 1997 and 1996.

The Company is reporting a loss of $85,043 from operations during the third quarter of 1997 and a net loss after taxes of $80,243 versus reported earnings of $ 64,305 from operations and net income after taxes of $68,112 in the comparable quarter of 1996. The Company attributed this to a planned increase in spending in the development of new products.

                         PART I - FINANCIAL INFORMATION

                          X I O X   C O R P O R A T I O N

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Nine Months, 1997 vs. 1996

Revenue for the nine months ended September 30, 1997 was $3,788,088, a decrease of 7% versus the $4,078,147 recorded during the nine months ended September 30, 1996. The $290,059 decrease in revenue is primarily attributable to lower sales of the Company's call accounting products.

Total operating expenses for the nine months ended September 30, 1997 were $3,827,686, a decrease of 6% or $262,311 versus the $4,089,997 of operating expenses incurred during the nine months ended September 30, 1996. Total product costs as a percentage of revenue decreased to 40% in the nine months of 1997 from 45% in the nine months in 1996, primarily due to variations in product mix.

Research and development expenses increased by 6% or $31,383 to $573,903 in the first nine months of 1997 compared to $573,903 in the first nine months of 1996 due to an increased investment in new product development.

Marketing, Sales and General and Administrative expenses in the first nine months of 1997 increased by 3% or $54,674 compared to the first nine months of 1996 due to increased spending in new products.

Other income decreased by $11,868 from the first nine months of 1996 primarily due to a $17,208 profit sharing distribution in during first nine months of 1997. Interest income from short-term securities in the first nine months of 1997 increased to $14,668 versus $10,863 in the first nine months of 1996. No interest expense was incurred in 1997 versus $1,536 in the first nine months of 1996.

The Company reported a loss of $39,598 from operations and a net loss after taxes of $49,046 during the first nine months of 1997 versus a loss of $11,850 from operations and a net loss after taxes of $6,879 in the comparable period of 1996. The Company attributed the change to a rise in spending in the development of new products, utilizing a recent injection of investment funds into the Company. This planned increase in spending is offset by two earlier quarters of profitability in the first nine months of 1997 versus the same period in 1996.

                         PART I - FINANCIAL INFORMATION

                          X I O X   C O R P O R A T I O N

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital

At September 30, 1997, Xiox held cash and cash equivalents totaling $3,130,080 and had net working capital of $3,229,089 versus cash equivalents of $291,488 and net working capital of $693,485 at December 31, 1996. The Company anticipates investing approximately $200,000 in capital equipment during 1997, consisting primarily of computer hardware and software and office equipment. Since December 31, 1996, the Company expended $168,794 for capital equipment and software.

In May, 1997, the Company renewed its bank line of credit of $1,000,000. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus 1.25. At September 30, 1997, the Company had $0 outstanding against this line.



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

                           PART II - OTHER INFORMATION

                                XIOX CORPORATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

On July 22, 1997 the Company filed an 8-K reporting the initial sale on July 7, 1997 of 40,000 shares of its Common Stock to Flanders Language Valley for an aggregate purchase price of $200,000 pursuant to a June 30, 1997 agreement subject to future adjustments.

On October 8, 1997 the Company filed an 8KA reporting the subsequent sale on September 24, 1997 of 534,400 shares of its Common Stock to Flanders Language Valley for an aggregate purchase price of $2,672,000 pursuant to a June 30, 1997 agreement subject to future adjustments.

********************************************************************************


                         X I O X   C O R P O R A T I O N

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.

                                      XIOX CORPORATION



                                      Registrant


Date:  November 14, 1997
                                      /s/ William H. Welling
                                     ---------------------------------
                                        (Duly Authorized Officer)



Date:  November 14, 1997
                                      /s/ Melanie D. Reid
                                     ---------------------------------
                                      Melanie D. Reid, VP Finance/CFO/Secretary
                                        (Duly Authorized Officer)