Form 10-K405
period 1997-12-31
XIOX CORP
filed 1998-03-31
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                F O R M  10-KSB
(Mark One)

     (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997;

                                       or

     ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934

               For the transition period from ________ to _______

                            Commission file #0-15797

                                XIOX CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                  Delaware                                                                            953824750
-----------------------------------------------------------                        ----------------------------
(State or other jurisdiction of incorporation                                      (I.R.S. Employer
 or organization)                                                                  Identification Number)

 577 Airport Boulevard, Suite #700
        Burlingame, California                                                                            94010
-----------------------------------------------------------                        ----------------------------
(Address of principal executive offices)                                                             (Zip Code)

Issuer's telephone number:                                                                       (650) 375-8188
                                                                                   ----------------------------
Securities registered pursuant to Section 12(b) of the Act:                                                None
                                                                                   ----------------------------
Securities registered pursuant to Section 12(g) of the Act:                        Common Stock, $.01 Par Value
                                                                                   ----------------------------
                                                                                   (Title of Class)


Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               ---

Issuer's revenues for its most recent fiscal year were:   $5,060,890.
                                                         ------------

The aggregate market value of the voting stock held by non-affiliates as of March 2, 1998 was approximately $ 5,716,937 (based upon the average bid and asked prices of such stock as reported by the National Association of Securities Dealers Quotations Listing on that date). As of March 1, 1998 the total number of shares of common stock of the Registrant outstanding was 2,932,934.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the parts of Form 10-KSB indicated: (1) Xiox Annual Report to Stockholders for the year ended December 31, 1997 for Part II; (2) Proxy Statement dated April 15, 1998 for the Annual Meeting of Stockholders to be held May 18, 1998 for Part III.


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements included herein as a result of a number of factors, including but not limited to those discussed in Item 1, "Description of Business," of this report and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 2 through 5 of the Company's 1997 Annual Report to Stockholders.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  The Company

Xiox Corporation, a Delaware corporation (the "Company" or "Xiox"), was incorporated in California in September 1982 and became a publicly held company in February 1986.

The Company designs, develops, manufactures and markets telecommunications management software and hardware systems which operate on personal computers, Local Area Networks and stand-alone proprietary hardware. The Company's systems efficiently provide information to facilitate telephone expense control; client, department or project billback; call traffic monitoring and analysis; and fraud control prevention. In addition, the Company markets voice mail and a complete family of telephone and network security products.

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

DEVELOPMENTS DURING 1997:

In March 1997 Xiox released Prophet H version 2.2. This upgrade enhances the Prophet H's ability to handle multiple dialing requirements.

In April 1997 GBS for Windows Version 1.03 was released. This release included an enhanced polling module allowing more flexibility in multi-site polling applications. NANP text updates and the new Caribbean area codes were added to the fraud report libraries. This release also included support for Windows NT
3.51 workstation.

In June 1997 the Company introduced FMS for Windows. The product features seven integrated modules, including Facilities, Inventory, Equipment, Cable & Circuits, Work Orders, Help Desk and Consolidated Billing, all managed in a LAN enabled RDBMS system. The product includes the point and click ease of Microsoft Windows(TM) and the ability to present and link scanned pictures of personnel, technicians, inventory and even floor plans.

In October 1997 the Company released GBS for Windows version 1.04. This upgrade featured many marketing and support enhancements including an Intelligent Configuration Wizard to help simplify the installation and set-up of the software. Reporting libraries were enhanced, adding many reports that customers had requested, including a new ANI (Automatic Number Identification) reporting library. Descriptive text was also added for account codes and dialed numbers to enhance reports for applications such as client bill-back. This release also included support for Windows NT 4.0 workstation.

In October 1997 the Company released Summa Pro version 5.3 which included three significant enhancements. The Summa Pro now has the capability to turn off a hotel's guest phones if they exceed a user-definable credit limit. Version 5.3 also supports separate pricing for Internet users. This feature allows an additional grace period to be set for local free, toll free, incoming and operator assisted calls. Calls within this grace period will be charged at one rate, and calls exceeding this grace period will, in addition, be charged for all minutes beyond this grace period.

In 1997 Xiox began a large development effort in a new product line addressing the combined telephony and data markets. In connection with this development effort, the Company formed a subsidiary in Belgium, XIOX Flanders N.V., in which the company holds an 94.9% interest and a shareholder of the Company holds a 5.1% interest.

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

Xiox Commercial Industry Product Applications

Call Accounting Software

Call Accounting software is used to collect data on telephone calls, generally from the PBX, and to price these calls by applying interexchange and local exchange carrier tariffs to them. The rated calls are placed into a database and can be sorted, summed and printed in a variety of report formats. Savings generated by implementing a call accounting system range between 10-40% of the total number of minutes used each month compared to telecommunication networks not using a call accounting system. Call Accounting generates savings by allowing a company to use its telecommunications network more efficiently by reducing its minutes of usage. If each employee were to reduce phone usage by five minutes per day, the direct savings for 100 employees at $0.12 per minute cost would be $15,000 per year.

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

GBS for Windows(TM) was designed for ease of use. All of the Xiox tools and reports are accessible with point and click functionality, including macros for viewing information in colorful graphical formats; Intelligent Configuration(TM) (patent pending) for automatic and simple installation; scheduled polling, processing and reporting; icon management of multiple sites; and rate table updates at a click of a button.

By utilizing these tools, a Xiox GBS for Windows(TM) user can install, run, and make high impact graphical presentations within hours. In comparison, DOS-based, Windows(TM) and other competitive packages can take up to several days to install, configure and train, with additional time needed to prepare the first graph. Xiox GBS for Windows(TM) is built upon its predecessor GBS product's reputation for accuracy, flexibility and quality of support.


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


Call Accounting Hardware

The Prophet Series, the Company's hardware-based Call Accounting Systems, are microprocessor based stand-alone systems. Available with both general business and lodging firmware, the Prophet systems are available in a range of sizes. Call storage, call processing, and call rating are all performed within the firmware of the device. An external keypad is available for report generation. Reports may also be generated via a touch-tone telephone. This series is aimed at the lower-cost end user market and is sold through Xiox's distribution channels.

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

Traffic Engineering for Windows Software

The Xiox Traffic Engineering for Windows Software ("XTES") is a management tool used to reduce the cost per minute of telecommunications expenses. This is accomplished by analyzing trunk utilization, and identifying problems with Automatic Route Selection (also called "Least Call Routing") programs in the PBX.

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

The Xiox Hacker Deadbolt(R) ("XHDB") provides protection for the remote maintenance and testing ports of the PBX system, Voice Mail systems, and other customer premises equipment. The XHDB can be purchased as a stand-alone unit or as an integrated component of the Xiox Hacker Preventer(TM).

The Xiox Hacker Tracker(R) ("XHT") is a cost-effective, dedicated software package that alarms and reports on "suspicious" PBX traffic to help reduce the risk of Toll Fraud. The XHT comes pre-configured with the most useful reports for tracking and trapping illicit hackers. The XHT includes complete, easy to follow software documentation, and allows a customer to silently monitor system usage and traffic to potential fraudulent destinations.


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

Xiox Summa Pro is a stand-alone call accounting system designed for budget and economy hotels with up to 500 extensions and provides a call storage capacity of 14,000 call records. The product allows smaller properties to afford the revenue-producing benefits of call accounting systems such as accurate tracking and billing of guest calls. It features smart, easy-to-use commands that allow any property manager or front desk employee to learn to operate without lengthy training and includes one-touch reporting and credit limit alarm.

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


C. Sales,  Marketing and Distribution Methods

The Company markets its systems to end users primarily through its network of authorized dealers. The Company sells to over 450 dealers including the RBOC's (i.e., US West Information Systems and Bellsouth Communications Systems) and several independent business telephone dealers. Most of the Company's dealer agreements do not include commitments by such dealers to purchase a minimum number of systems and typically may be canceled at any time with 30 days prior written notice. Xiox's ability to effectively distribute its products depends in part upon the financial and business condition of its distribution network. One customer accounted for 12 percent of revenue during 1997 while no single customer accounted for more than 10 percent of the Company's revenues in 1996.


During each of the years ended December 31, 1997 and 1996 the Company's export sales were less than 2% of total sales.

The Company's marketing approach varies depending upon the type of system. A description of each of these approaches is set forth below:

Xiox General Business Software, Xiox Call Analyzer, Xiox GBS for Windows, Xiox Traffic Engineering Software, Xiox Facilities Management Software and Fort Knox(R) Security Products

These systems are typically marketed to large corporations primarily through the Company's direct sales force, RBOC's or business telephone dealers. In order for dealers to effectively establish and support their customer base, the Company must commit technical and sales personnel to training dealers with respect to installation and application support.

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

F.  Research and  Development Expenses

Xiox is committed to the development of new products and to the continued enhancement of its existing products. During 1997 significant enhancements were made to the GBS for Windows software and Summa Pro and Prophet H hardware products. In addition, new products released included FMS for Windows. During 1997 and 1996, research and development expenses were $1,020,145 and $733,952, respectively.

In 1997 Xiox began a large development effort on a new product line addressing the combined telephony and data markets. During the fourth quarter of 1997 the Company expended $446,242 on research and development. The Company expects the quarterly research and development spending during 1998 to exceed this amount.

G.   Patents, Copyrights, Trademarks and Licenses

The Company has filed for copyrights its computer programs and algorithms. The Company has filed or received trademark protection for its service marks under its Fort Knox(R) Family of products including Hacker Tracker(R), Hacker Preventer(TM), Hacker Deadbolt(R), and Hacker Stopper(R). The Company also filed for patents on: (1) an innovative technique used to automatically determine the data transmission rate (baud rate) and characteristics from another device under the RS-232C protocol; and (2) technology used by the Xiox Hacker Preventer(TM) product to profile and react to a user's observed behavior. The Company has received patents on: (1) an innovative answer detection technology; and (2) an intelligent software application installation and configuration methodology that includes a remote rate table delivery system.

Xiox resolved a patent interference proceeding declared by the U.S. Patent and Trademark Office concerning patent claims which cover a technique for detecting telephone toll fraud. The interference involved a patent application owned by Xiox and a patent application and patent owned by Coral Systems, Inc. ("Coral"). In connection with the resolution of the interference Coral agreed to pay Xiox $425,000, and Xiox granted Coral and Lightbridge, Inc., Coral's parent, a nonexclusive, fully paid-up license to patents issuing on the Xiox patent application.

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

I.   Employees

The Company had 55 full-time employees as of December 31, 1997 and 56 total employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases approximately 13,168 square feet of office space at 577 Airport Boulevard, Suite 700, Burlingame, California, 4,339 square feet of which is subleased. The lease expires in July 31, 2000. In addition, the Company leased 10,538 square feet of multi-use space at 150 Dow Court, Manchester, N. H. under a five-year lease which expired December 31,1997. On July 1, 1997 Xiox exercised its option to renew this lease for an additional five years to expire December 31, 2002. On November 18, 1997 the Company negotiated to cancel this lease effective February 1, 1998 and sign a seven-year lease for 19,069 square feet at the same address which begins February 1, 1998 and expires January 31, 2005. The Company also leased a 734-square foot facility at 600 E. Baseline, Suite B2, Tempe, Arizona under a one-year lease which expired January 1, 1997. The Company relocated the Tempe facility in November, 1996 to a 692-square foot facility at 8010 East McDowell Road, Scottsdale, Arizona under a three-year lease which expires October 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

This information is set forth under the caption "Stock Trading Information" on page 23 of the Company's 1997 Annual Report to Stockholders (the "Annual Report") and is hereby incorporated by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 5 of the Annual Report and is hereby incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements of the Company and the independent auditors' report appearing on pages 6 through 22 of the Annual Report are hereby incorporated herein by reference.

        Consolidated Balance Sheets as of December 31, 1997 and 1996

        Consolidated Statements of Operations for the years ended
        December 31, 1997 and 1996

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997 and 1996

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1997  and 1996

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

PART III


ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 9 of Form 10-KSB with respect to the members of the Board of Directors and
Executive Officers of the Company is incorporated by reference to the information contained in the sections captioned "Nominees", "Business Experience of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders to be filed with the Securities Exchange Commission (the "SEC").


ITEM 10.  EXECUTIVE COMPENSATION

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 10 of Form 10-KSB with respect to executive compensation is incorporated by reference to the information contained in the section captioned "Executive Compensation" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders to be filed with the SEC.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 11 of Form 10-KSB with respect to security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the sections captioned "Principal Stockholders" and "Security Ownership of Management" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders to be filed with the SEC.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 12 of Form 10-KSB with respect to certain relationships and related transactions is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders to be filed with the SEC.

ITEM 13.  EXHIBITS,  FINANCIAL STATEMENTS,  AND  REPORTS  ON  FORM 8-K


     (a) The following documents are filed as a part of this Report:

                  1. Financial Statements:  The following Consolidated Financial
     Statements  of Xiox  Corporation  and  Report  of KPMG  Peat  Marwick  LLP,
     Independent Auditors, are incorporated by reference to pages 6 through 22 of the Registrant's Annual Report to Stockholders:

                                                                                      Page(s) in 1997
                                                                                      Annual Report
                                                                                      -------------
          Consolidated Balance Sheets as of                                                   6
          December 31, 1997 and 1996

          Consolidated Statements of Operations                                               7
          for the years ended December 31, 1997 and 1996

          Consolidated Statements of Stockholders' Equity for                                 8
          the years ended December 31, 1997 and 1996

          Consolidated Statements of Cash Flows                                            9-10
          for the years ended December 31, 1997 and 1996

          Notes to Consolidated Financial Statements                                      11-21

          Independent  Auditors' Report                                                      22


                  2. Exhibits: The Exhibits listed on the accompanying Index to Exhibits immediately following the financial statement schedules are filed as part of, or incorporated by reference into, this Report.


Number                     Description
------                     -----------

2.1(1)                     Proposed  Agreement  and Plan of Merger  between the Company and Xiox  Corporation,  a Delaware
                           Corporation.

3.l(2)                     Certificate of Incorporation as filed with the Secretary of State of the State of Delaware.

3.2(2)                     Bylaws.

4.1(2)                     Certificate of  Incorporation as filed with the Secretary of State of the State of Delaware and
                           Bylaws.

4.2(3)                     Common  Stock  Purchase  Agreement  dated June 30, 1997 between  Company and Flanders  Language
                           Valley C.V.A.

4.3(3)                     Investor Rights Agreement dated June 30, 1997 between  Registrant and Flanders  Language Valley
                           C.V.A.

10.02(4)                   Dealer Sales Agreement dated April 25, 1985 between Registrant and PacTel InfoSystems.

10.04(5)                   Xiox Corporation Restated 1984 Stock Option Plan.

10.05(13)                  Form of Notice of Grant and Stock Option Agreement to Restated 1984 Stock Option Plan.

10.06(5)                   Form of Stock Purchase Agreement.

10.07(5)                   Form of Automatic Option Agreement.

10.08(5)                   Form of Stock Purchase Agreement.

10.09(2)                   Lease Agreement between the Company and Bay Park Plaza dated March 20, 1987.

10.10(6)                   Amended Lease Agreement between the Company and Bay Park Plaza dated July 28, 1994.




10.12(12)                  Sublease and Lease Agreement between the Company C. E. Heath Compensation and Liability Company
                           dated April 1, 1996.

10.13(2)                   Form of Director Indemnity Agreement.

10.14(7)                   Xiox Corporation 1994 Stock Plan.

10.15(7)                   Form Stock Option Agreement to 1994 Stock Plan.

10.16(11)                  Xiox Corporation 1994 Stock Plan, as amended.

10.25(8)                   Agreement  for the  Purchase  and Sale of Stock of SFX,  Inc.  (formerly  Summa  Four  Business
                           Products, Inc.) dated March 27, 1991.

10.26(9)                   Agreement for Business  Combination  by and among Xiox  Corporation  and Gemini  Telemanagement
                           Systems (principal  shareholders  Richard Alter,  Gregory Bell and Darrell Krulce) dated August
                           17, 1994.

10.27(10)                  Asset Purchase Agreement of Instor Systems Corporation dated October 12, 1994.

10.28*                     Lease Agreement between the Company and One Dow Court, Inc. dated November 18, 1997.

13.1*                      1997 Annual Report to Stockholders.

21.1**                     Subsidiaries of the Company.

23.1*                      Consent of KPMG Peat Marwick LLP, Independent Auditors.

24.1                       Power of Attorney (See Page 20).

27.1*                      Financial Data Schedule.


*                          Filed herewith.

**                         Listed under the caption  "Principles of  Consolidation" in the Company's 1997 Annual Report to
                           Stockholders, attached as Exhibit 13.1

(1)                        Incorporated  by  reference to  Company's  Report on Form 10-K for the year ended  December 31,
                           1986.

(2)                        Incorporated  by  reference to  Company's  Report on Form 10-K for the year ended  December 31,
                           1987.




(3)                        Incorporated by reference to Company's Report on Form 8-K, as filed by Company on July 22, 1997 and October 8, 1997.

(4)                        Incorporated by reference to Company's Registration Statement on Form S-1.

(5)                        Incorporated  by  reference  to the  Company's  Registration  Statement  on Form S-8  (File No.
                           33-42433).

(6)                        Incorporated  by reference to Company's  Report on Form 10-KSB for the year ended  December 31,
                           1995.

(7)                        Incorporated by reference to Company's  Registration  Statement on Form S-8 (File No. 33-88996)
                           filed on February 1, 1995.

(8)                        Incorporated  by reference to Company's Form 8-K filed on March 27, 1991, as amended on June 7,
                           1991.

(9)                        Incorporated by reference to Company's Form 8-K filed on August 29, 1994, as amended on October
                           28, 1994.

(10)                       Incorporated by reference to Company's Form 8-K filed on December 15, 1994.

(11)                       Incorporated  by reference to Company's  Registration  Statement on Form S-8, filed on June 20,
                           1997 (File No. 33-39703).

(12)                       Incorporated  by  reference to  Company's  Report on Form 10-K for the year ended  December 31,
                           1996.

(13)                       Incorporated by reference to Company's Registration Statement on Form S-8 (File No. 33-37686).


B.  Reports on Form 8-K.

          The Company filed the following reports on Form 8-K or 8-K/A during the year ended December 31, 1997:

          Exhibit 5.2.i Customer Agreement relating to the Company's sale of certain assets of Gemini Telemanagement Systems, filed February 28, 1997 on Form 8-K/A Amendment #2.

          Common Stock Purchase Agreement and Investor Rights Agreement dated June 30, 1997 and filed July 22, 1997 on Form 8-K. Amended 8-K/A filed October 8, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xiox Corporation

Date:                               By:

March 30, 1998                      /s/     William H. Welling
                                    --------------------------------------------
                                            William H. Welling
                                    Chairman and Chief Executive Officer


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


March 30, 1998                       /s/        William H. Welling
                                     -------------------------------------------
                                                William H. Welling
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer) and Director


March 30, 1998                       /s/       Mark A. Parrish, Jr.
                                     -------------------------------------------
                                               Mark A. Parrish, Jr.
                                                       Director


March 30, 1998                       /s/          Atam Lalchandani
                                     -------------------------------------------
                                                  Atam Lalchandani
                                     Director and Assistant Corporate Secretary

SIGNATURES  (con't)




March 30, 1998                       /s/        Bernard T. Marren
                                     -------------------------------------------
                                                Bernard T. Marren
                                                     Director




March 30, 1998                       /s/         Robert K. McAfee
                                     -------------------------------------------
                                                 Robert K. McAfee
                                                     Director


March 30, 1998                       /s/         Philip Vermeulen
                                     -------------------------------------------
                                                 Philip Vermeulen
                                                     Director




March 30, 1998                       /s/          Melanie D. Reid
                                     -------------------------------------------
                                                  Melanie D. Reid
                                     Vice President of Finance/Chief Financial
                                             Officer/Corporate Secretary


                                                        EXHIBIT INDEX

Number                     Description
------                     -----------
2.1(1)                     Proposed Agreement and Plan of Merger between the Company and Xiox Corporation,  a Delaware
                           Corporation.

3.l(2)                     Certificate of Incorporation as filed with the Secretary of State of the State of Delaware.

3.2(2)                     Bylaws.

4.1(2)                     Certificate of  Incorporation as filed with the Secretary of State of the State of Delaware and Bylaws.

4.2(3)                     Common Stock Purchase  Agreement dated June 30, 1997 between Company and Flanders  Language
                           Valley C.V.A.

4.3(3)                     Investor  Rights  Agreement  dated June 30, 1997 between  Registrant and Flanders  Language
                           Valley C.V.A.

10.02(4)                   Dealer Sales Agreement dated April 25, 1985 between Registrant and PacTel InfoSystems.

10.04(5)                   Xiox Corporation Restated 1984 Stock Option Plan.

10.05(13)                  Form of Notice of Grant and Stock Option Agreement to Restated 1984 Stock Option Plan.

10.06(5)                   Form of Stock Purchase Agreement.

10.07(5)                   Form of Automatic Option Agreement.

10.08(5)                   Form of Stock Purchase Agreement.

10.09(2)                   Lease Agreement between the Company and Bay Park Plaza dated March 20, 1987.

10.10(6)                   Amended Lease Agreement between the Company and Bay Park Plaza dated July 28, 1994.




10.12(12)                  Sublease  and Lease  Agreement  between the  Company C. E. Heath  Compensation  and  Liability
                           Company dated April 1, 1996.

10.13(2)                   Form of Director Indemnity Agreement.

10.14(7)                   Xiox Corporation 1994 Stock Plan.

10.15(7)                   Form Stock Option Agreement to 1994 Stock Plan.

10.16(11)                  Xiox Corporation 1994 Stock Plan, as amended.

10.25(8)                   Agreement  for the  Purchase  and Sale of Stock of SFX,  Inc.  (formerly  Summa Four  Business
                           Products, Inc.) dated March 27, 1991.

10.26(9)                   Agreement for Business  Combination by and among Xiox  Corporation  and Gemini  Telemanagement
                           Systems (principal  shareholders  Richard Alter, Gregory Bell and Darrell Krulce) dated August
                           17, 1994.

10.27(10)                  Asset Purchase Agreement of Instor Systems Corporation dated October 12, 1994.

10.28*                     Lease Agreement between the Company and One Dow Court, Inc. dated November 18, 1997.

13.1*                      1997 Annual Report to Stockholders.

21.1**                     Subsidiaries of the Company.

23.1*                      Consent of KPMG Peat Marwick LLP, Independent Auditors.

24.1                       Power of Attorney (See Page 20).

27.1*                      Financial Data Schedule.


*        Filed herewith.
** Listed under the caption "Principles of Consolidation" in the Company's 1997 Annual Report to Stockholders, attached as Exhibit 13.1





(1)      Incorporated by reference to Company's Report on Form 10-K for the year ended December 31, 1986.

(2)      Incorporated by reference to Company's Report on Form 10-K for the year ended December 31, 1987.

(3)      Incorporated  by reference to Company's  Report on Form 8-K, as filed by Company on July 22, 1997 and October 8,
         1997.

(4)      Incorporated by reference to Company's Registration Statement on Form S-1.

(5)      Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 33-42433).

(6)      Incorporated by reference to Company's Report on Form 10-KSB for the year ended December 31, 1995.

(7)      Incorporated  by  reference  to  Company's  Registration  Statement  on Form S-8  (File No.  33-88996)  filed on
         February 1, 1995.

(8)      Incorporated by reference to Company's  Form 8-K filed on March 27, 1991, as amended on June 7, 1991.

(9)      Incorporated by reference to Company's Form 8-K filed on August 29, 1994, as  amended on October 28, 1994.

(10)     Incorporated by reference to Company's Form 8-K filed on December 15, 1994.

(11)     Incorporated  by  reference to Company's  Registration  Statement on Form S-8,  filed on June 20, 1997 (File No.
         33-39703).

(12)     Incorporated by reference to Company's Report on Form 10-K for the year ended December 31, 1996.

(13)     Incorporated by reference to Company's Registration Statement on Form S-8 (File No. 33-37686)

