Form 10QSB
period 1998-03-31
XIOX CORP
filed 1998-05-15
CIK 782995

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   FORM 10-QSB


     (Mark One)
         (X)  QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period March 31, 1998 ;

                                       or

         ( ) TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                            Commission file #0-15797

                                XIOX CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                       95-3824750
-------------------------------                        -------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                       Identification No)


      577 Airport Blvd, Suite 700,
        Burlingame, California                                             94010
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:                                       (650) 375-8188
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

Issuer's number of common shares
outstanding at March 31, 1998                                   3,144,231 shares
--------------------------------------------------------------------------------

                                XIOX CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I    Financial Information

         Item 1.

           Condensed Consolidated Balance Sheets -
              March 31, 1998 (unaudited) and December 31, 1997            3

           Condensed  Consolidated  Statements  of  Operations
              Three Months ended March 31, 1998 (unaudited)
              and March 31, 1997 (unaudited)                              4

           Condensed Consolidated Statements of Cash Flows  -
              Three Months ended March 31, 1998 (unaudited)
              and March 31, 1997 (unaudited)                            5-6

           Notes to Condensed Consolidated Financial Statements         7-8


         Item 2.

           Management's Discussion and Analysis of
              Financial Condition and Results of Operations            9-11


PART II    Other Information

         Item 6.

               Exhibits and Reports on Form 8-K                          12

         Exhibit 27.

               Financial Data  Schedule - March 31, 1998  (unaudited)
                  (separate electronic document attached)

         Signatures                                                      13

                                                          XIOX CORPORATION
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (unaudited)

                                                                                              March 31, 1998       December 31, 1997
                                                                                              --------------       -----------------
ASSETS:
CURRENT ASSETS
      CASH & CASH EQUIVALENTS                                                                   $ 2,062,394               2,633,860
      ACCOUNTS RECEIVABLE, NET                                                                      640,856                 884,612
      OTHER RECEIVABLES                                                                              20,993                 433,190
      INVENTORIES                                                                                   479,725                 474,865
      PREPAID EXPENSES AND OTHER ASSETS                                                             187,006                 158,311
                                                                                                -----------             -----------

           TOTAL CURRENT ASSETS                                                                   3,390,974               4,584,838

PROPERTY & EQUIPMENT, NET                                                                           768,650                 432,292
PURCHASED SOFTWARE, NET                                                                              82,343                  42,673
NOTES RECEIVABLE                                                                                    100,000                 100,000
DEPOSITS & OTHER ASSETS                                                                             379,148                 494,397
                                                                                                -----------             -----------

                                                                                                $ 4,721,115               5,654,200
                                                                                                ===========             ===========
LIABILITIES/STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      ACCOUNTS PAYABLE                                                                          $   224,337                 202,648
      ACCRUED EXPENSES                                                                              214,520                 175,962
      ACCRUED COMPENSATION                                                                          153,892                 118,252
      PURCHASE DEPOSITS                                                                              31,931                  51,231
      DEFERRED REVENUE                                                                              873,414                 916,237
                                                                                                -----------             -----------

           TOTAL CURRENT LIABILITIES                                                            $ 1,498,094               1,464,330

NOTES PAYABLE                                                                                        69,464                    --

COMMITMENTS & CONTINGENCIES

MINORITY INTEREST                                                                                   114,533                 127,776

STOCKHOLDERS' EQUITY
PREFERRED STOCK, $0.01 par value;
1,000,000 shares authorized;
None issued and outstanding                                                                            --                      --
COMMON STOCK, $.01 Par, 10,000,000 shares Authorized,
3,144,231 and 2,932,934 shares issued and outstanding as of
March 31, 1998 and December 31,1997 respectively                                                     31,442                  29,329
PAID-IN CAPITAL                                                                                   8,277,261               8,266,576
NOTE RECEIVABLE FROM SHAREHOLDER                                                                       --                   (15,938)
DEFERRED COMPENSATION                                                                               (10,665)                   --
CUMULATIVE TRANSLATION ADJUSTMENT                                                                   (27,915)                (13,175)
ACCUMULATED DEFICIT                                                                              (5,231,099)             (4,204,698)
                                                                                                -----------             -----------
      TOTAL STOCKHOLDERS' EQUITY                                                                  3,039,024               4,062,094
                                                                                                -----------             -----------

                                                                                                  4,721,115               5,654,200
                                                                                                ===========             ===========

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                                                              PAGE 3

                                                          XIOX CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)

                                                                                          Three months ended      Three months ended
                                                                                            March 31, 1998           March 31, 1997
                                                                                            --------------           --------------
REVENUES                                                                                      $ 1,197,861                 1,272,934
                                                                                              -----------               -----------

      PRODUCT COSTS                                                                               583,747                   480,737
      RESEARCH AND DEVELOPMENT                                                                    932,066                   201,370
      MARKETING, SALES, GENERAL AND  ADMINISTRATIVE                                               735,586                   551,007
                                                                                              -----------               -----------

                                                                                                2,251,399                 1,233,114
                                                                                              -----------               -----------

(LOSS) INCOME FROM OPERATIONS                                                                  (1,053,538)                   39,820

OTHER INCOME (LOSS), NET                                                                           28,337                    (7,742)
                                                                                              -----------               -----------

       (LOSS) INCOME BEFORE INCOME TAXES                                                       (1,025,201)                   32,078

INCOME TAXES                                                                                        1,200                     2,825
                                                                                              -----------               -----------

       NET (LOSS) INCOME                                                                      $(1,026,401)                   29,253
                                                                                              ===========               ===========


PER SHARE INFORMATION:

BASIC NET (LOSS) INCOME PER SHARE                                                             $     (0.33)                     0.01
                                                                                              ===========               ===========

NUMBER OF SHARES USED IN BASIC
PER SHARE COMPUTATION                                                                           3,144,231                 2,372,384
                                                                                              ===========               ===========


DILUTED NET (LOSS) INCOME PER SHARE                                                           $     (0.33)                     0.01
                                                                                              ===========               ===========

NUMBER OF SHARES USED IN DILUTED
PER SHARE COMPUTATION                                                                           3,144,231                 2,402,887
                                                                                              ===========               ===========

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                                                              PAGE 4

                                                          XIOX CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)

                                                                                           Three months ended     Three months ended
                                                                                               March 31, 1998         March 31, 1997
                                                                                               --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME                                                                                $(1,026,401)                29,253

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH (USED IN)
PROVIDED BY OPERATIONS
       DEPRECIATION AND AMORTIZATION                                                                  63,189                 58,403
       AMORTIZATION OF DEFERRED COMPENSATION                                                           2,133
       MINORITY INTEREST IN NET LOSS                                                                  (9,674)                  --

       CHANGE IN OPERATING ASSETS AND LIABILITIES:
             ACCOUNTS RECEIVABLE, NET                                                                243,755                208,081
             OTHER RECEIVABLES                                                                       411,384                 58,270
             INVENTORIES                                                                              (4,860)                 9,461
             PREPAID EXPENSE, DEPOSITS AND OTHER ASSETS                                               74,687                 (9,285)
             ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                    96,187               (158,170)
             PURCHASE DEPOSITS                                                                       (19,300)                (2,094)
             DEFERRED REVENUE                                                                        (42,823)               (56,037)
                                                                                                 -----------            -----------

NET CASH USED IN PROVIDED BY OPERATIONS                                                             (211,723)               137,882
                                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        ACQUISITION OF PROPERTY AND EQUIPMENT                                                       (393,241)               (36,878)
        ACQUISITION OF SOFTWARE                                                                      (45,976)                (3,000)
                                                                                                 -----------            -----------

 NET CASH (USED IN) INVESTING ACTIVITIES                                                            (439,217)               (39,878)
                                                                                                 -----------            -----------

CASH FROM FINANCING ACTIVITIES:
       PROCEEDS FROM BORROWINGS                                                                       69,464                   --
       REPAYMENT OF STOCKHOLDER NOTE                                                                  15,938                   --
                                                                                                 -----------            -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                             85,402                   --

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                               (5,928)                  --
                                                                                                 -----------            -----------

NET (DECREASE)/INCREASE IN
CASH & CASH EQUIVALENTS                                                                             (571,466)                98,004

BEGINNING CASH AND CASH EQUIVALENTS                                                                2,633,860                291,488
                                                                                                 -----------            -----------

ENDING CASH AND CASH EQUIVALENTS                                                                 $ 2,062,394                389,492
                                                                                                 ===========            ===========

                                                             (continued)

                                                                                                                              PAGE 5

                                                          XIOX CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                                             (unaudited)

                                                                                              Three months ended  Three months ended
                                                                                                March 31, 1998       March 31, 1997
                                                                                                --------------       --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
       INTEREST PAID                                                                               $    485               --
       INCOME TAXES                                                                                   2,250              3,650

NONCASH FINANCING ACTIVITIES
       COMMON STOCK ISSUED UPON EXERCISE OF STOCK
       OPTIONS IN EXCHANGE FOR NOTE RECEIVABLE
       FROM SHAREHOLDER                                                                            $   --               27,188
                                                                                                   ========           ========

ADDITIONAL SHARES ISSUED IN CONNECTION WITH THE FLANDERS LANGUAGE VALLEY
STOCK PURCHASE AGREEMENT                                                                            211,297               --
                                                                                                   ========           ========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                                                              PAGE 6

                                XIOX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 :  BASIS OF PRESENTATION

The financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. For further information, refer to the financial statements and footnotes thereto, included in the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 1997.

NOTE 2 :  RECENTLY ADOPTED ACCOUNTING STANDARDS

In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the Company. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon shipment of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support and revenue allocated to services as they are performed. If the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated results of operation for the three months ended March 31, 1998.

NOTE 3 :  INVENTORIES

Inventories at March 31, 1998 have been stated at the lower of first-in, first-out cost or market. Inventories consist solely of purchased hardware and software products (finished goods).

NOTE 4 :   BANK LINE OF CREDIT

The Company maintains a $1,000,000 line of credit collateralized by eligible accounts receivable. The line bears interest at prime plus 1.25% (9.75% as of March 31, 1998) which the Company intends to renew upon expiration in May 1998. No amounts were outstanding under the line as of March 31, 1998.

NOTE 5:   XIOX FLANDERS N.V.

In the third quarter of 1997, Xiox Flanders N.V. ("Xiox Flanders") was incorporated in Belgium pursuant to an agreement between the Company and Flanders Language Valley (Flanders") and is owned 94.9% by the Company and 5.1% by Flanders. The Company has committed to fund Xiox Flanders with approximately $250,000 in 1998 and approximately $1,522,000 in 1999. The actual amount of funding provided by the Company will depend on the business needs of Xiox Flanders and can be modified by a vote of the Board of Directors.

                                XIOX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:   EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss by weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if dilutive outstanding stock options were exercised, using the treasury stock method.

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128.

The shares used in per share computations for the fiscal quarters ended March 31, 1998 and 1997 are as follows:

                                                  March 31,1998   March 31, 1997
                                                  -------------   --------------
Weighted average common shares
  outstanding-basic                                 3,144,231       2,372,384
Dilutive incremental shares - stock options              --            30,503
                                                    ---------       ---------

Shares used in diluted per share computations       3,144,231       2,402,887
                                                    =========       =========


The diluted per share computation for the three months ended March 31, 1998, excludes 132,934 incremental shares attributable to stock options because the effect of their inclusion would have been antidilutive.

NOTE 7:  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No, 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. " Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in shareholders' equity. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the year ending December 31, 1998.

Total comprehensive loss was $1,041,141 for the three months ended March 31, 1998. The Company's total comprehensive income for the three months ended March 31, 1997, did not differ from those amounts reported as net income in the 1997 consolidated statements of operations. The primary difference between net loss and comprehensive loss for the three months ended March 31, 1998 is the result of translation of the Company's foreign subsidiary which has a local functional currency.

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The forward-looking statements included in this Quarterly Report filed on Form 10-QSB, which reflect management's best judgment based on factors known, involve risks and uncertainties. In addition, the Company may from time to time make oral forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed under "Certain Risk Factors Which May Impact Future Operating Results and Market Price of Stock on page 10. Forward-looking information provided by Xiox should be evaluated in the context of these factors.

The following is management's discussion and analysis of certain significant factors which have effected Xiox's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Revenue for the three months ended March 31, 1998 was $1,197,861, a decrease of 6% versus the $1,272,934 recorded during the three months ended March 31, 1997. The $75,073 decrease in revenue is attributable to lower demand for call accounting products in the first quarter of 1998 versus the first quarter of 1997.

Total operating expenses for the three months ended March 31, 1998 were $2,251,399, an increase of 83% or $1,018,285 versus the $1,233,114 of operating expenses incurred during the three months ended March 31, 1997. Total product costs as a percentage of revenue increased to 49% in the first quarter of 1997 from 38% in the first quarter in 1997, primarily due to variations in product mix and an increase in fixed labor costs.

Research and development expenses increased by 363% or $730,696 to $932,066 in the first quarter of 1998 compared to $201,370 in the first quarter of 1997 due to an increased investment in new product development. The Company expects quarterly research and development spending to exceed 1997 levels throughout 1998.

Marketing, sales and general and administrative expenses in the first quarter of 1998 increased by 33% or $184,579 to $735,586 compared to $551,007 in the first quarter of 1997, primarily due to administrative costs associated with formation of a foreign subsidiary and increased costs associated with new product business development.

Other income increased by $36,079 from the first quarter of 1997 primarily due to income earned on cash equivalent investments of $28,388 in the first three months of 1997 versus $3,142 earned in the first three months of 1997. In addition, there was no profit sharing distribution in the first quarter of 1998 versus a distribution of $10,884 in the first quarter of 1997.

The Company lost $1,053,538 from operations during the first quarter of 1998 and reported a net loss after taxes of $1,026,401 versus income of $39,820 earned from operations and a net profit after taxes of $29,253 in the comparable quarter of 1997. The Company attributes this to increased research and development expenses associated with its new product development in addition to administrative and marketing expenses necessary to support this effort.

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Liquidity and Capital

At March 31, 1998, Xiox held cash and cash equivalents totaling $2,062,394 and had working capital of $1,892,880 versus cash equivalents of $2,633,860 and working capital of $3,120,508 at December 31, 1997. The Company anticipates investing in excess of $1,000,000 in capital equipment during 1998, consisting primarily of computer hardware and software and testing equipment. Since December 31, 1997, capital equipment procurements have totaled $439,217.

The Company is exploring raising additional funds to support development of a new product line addressing the combined telecom and datacom markets. In connection with this new product line, the Company has committed to fund Xiox Flanders N.V., a 94.9% owned subsidiary, with approximately $250,000 in 1998. In the current quarter, the Company has not paid any money directly to Xiox Flanders.

The Company maintains a bank line of credit of $1,000,000. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus 1.25 (9.75% as of March 31, 1998). No amounts were outstanding under the line as of March 31, 1998.

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

Year 2000 Compliance

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If the Company's internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company is in the process of completing an assessment and plans to modify or replace portions of its internal software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has also assessed the capability of its products sold to customers and believes that it has no exposure to contingencies related to the Year 2000 Issues for the products it has sold. The Company's products receive data from other equipment such as PC's and PBX's and can only properly handle Year 2000 dates if it receives Year 2000 compliant data. Some systems sold by the Company with computer BIOS manufactured prior to 1996 will need to have the internal clock reset or the BIOS modified in order to ensure proper performance.

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Year 2000 Compliance, continued

Management believes that the likelihood of a material adverse impact due to problems with internal systems or products sold to customers is remote and expects that any costs to be incurred to assure Year 2000 capability will not have a material adverse effect on the Company's financial position or results of operations. However, there may be contingencies related to Year 2000 Issues which are unknown to Management at this time which may have material adverse effect on the Company. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company.

                           PART II - OTHER INFORMATION

                                XIOX CORPORATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

The Company filed the following reports on Form 8-K during the quarter ended March 31, 1998:

Report of resolution of a patent interference proceeding filed January 29, 1998 on Form 8-K.

********************************************************************************


                                XIOX CORPORATION

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.


                                                     XIOX CORPORATION



                                                     Registrant


Date:  May 15, 1998
                                                     /s/ William H. Welling
                                                     ---------------------------
                                                     (Duly Authorized Officer)



Date:  May 15, 1998
                                                     /s/ Melanie D. Reid
                                                     ---------------------------
                                                     Melanie D. Reid, VP Finance
                                                     /CFO/Secretary
                                                     (Duly Authorized Officer)