Form 10QSB
period 1998-06-30
XIOX CORP
filed 1998-08-14
CIK 782995

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   FORM 10-QSB


    (Mark One)
        (X) QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the quarterly period June 30, 1998;
                                              --------------

                                       or

        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from__________ to ___________


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


    Indicate by check mark whether the registrant:

    (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
         reports).                            Yes X   No
                                                 ---    ---
    (2)  Has been subject to such filing  requirements for the past 90 days.
         Yes X   No
            ---    ---

Issuer's number of common shares
outstanding at June  30, 1998                                   3,147,231 shares
--------------------------------------------------------------------------------

                                                  XIOX CORPORATION

                                                        INDEX
                                                                                                           Page No.
                                                                                                           --------
PART I    Financial Information
         Item 1.

               Condensed Consolidated Balance Sheets -
                  June 30, 1998 (unaudited) and December 31, 1997                                              3

               Condensed  Consolidated  Statements  of  Operations  Three Months
                  ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited)                                4


               Condensed Consolidated  Statements of Operations Six Months ended
                  June 30, 1998 (unaudited) and June 30, 1997 (unaudited)                                      5


               Condensed Consolidated Statements of Cash Flows  -
                  Six Months ended June 30, 1998 (unaudited)
                   and June 30, 1997 (unaudited)                                                               6-7


               Notes to Condensed Consolidated Financial Statements                                            8-10


         Item 2.

               Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                                11-14



PART II    Other Information

         Item 6.

               Exhibits and Reports on Form 8-K                                                                15

         Exhibit 27.

               Financial  Data  Schedule - June 30, 1998  (unaudited)  (separate electronic document attached)



         Signatures                                                                                            16


                                           XIOX CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              June 30, 1998      December 31, 1997
                                                            -----------------   -------------------
                                                               (unaudited)              ***
ASSETS:
CURRENT ASSETS
CASH & CASH EQUIVALENTS                                   $           918,375              2,633,860
ACCOUNTS RECEIVABLE, NET                                              725,844                884,612
OTHER RECEIVABLES                                                      14,337                433,190
INVENTORIES                                                           474,396                474,865
PREPAID EXPENSES AND OTHER ASSETS                                     153,520                158,311
                                                            ------------------   -------------------

TOTAL CURRENT ASSETS                                                2,286,472              4,584,838

PROPERTY & EQUIPMENT, NET                                             859,925                432,292
PURCHASED SOFTWARE, NET                                                91,877                 42,673
NOTES RECEIVABLE                                                      100,000                100,000
DEPOSITS & OTHER ASSETS                                               389,356                494,397
                                                            -----------------   ---------------------

                                                          $         3,727,630              5,654,200
                                                            ==================  =====================
LIABILITIES/STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACCOUNTS PAYABLE                                          $           190,009                202,648
ACCRUED EXPENSES                                                      274,255                175,962
ACCRUED COMPENSATION                                                  192,929                118,252
PURCHASE DEPOSITS                                                      33,396                 51,231
DEFERRED REVENUE                                                      837,130                916,237
                                                            -----------------   --------------------

TOTAL CURRENT LIABILITIES                                 $         1,527,719              1,464,330

NOTES PAYABLE                                                          60,467                     --

COMMITMENTS & CONTINGENCIES

MINORITY INTEREST                                                     115,287                127,776

STOCKHOLDERS' EQUITY
PREFERRED STOCK, $0.01 par value; 2,000,000
shares authorized; None issued and outstanding                             --                     --
COMMON STOCK, $.01 Par, 10,000,000 shares authorized,
3,147,231 and 2,932,934 shares issued and outstanding as
of June 30, 1998 and December 31,1997 respectively                     31,472                 29,329
PAID-IN CAPITAL                                                     8,279,992              8,266,576
NOTE RECEIVABLE FROM SHAREHOLDER                                           --                (15,938)
DEFERRED COMPENSATION                                                  (9,865)                    --
CUMULATIVE TRANSLATION ADJUSTMENT                                     (17,559)               (13,175)
ACCUMULATED DEFICIT                                                (6,259,883)            (4,204,698)
                                                            -----------------   --------------------
TOTAL STOCKHOLDERS' EQUITY                                          2,024,157              4,062,094
                                                            -----------------   --------------------

                                                          $         3,727,630              5,654,200
                                                            =================   ====================

*** Condensed from audited financial statements.

      The   accompanying   notes  are  an  integral  part  of  these   condensed
consolidated financial statements.

                                                 XIOX CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)

                                                           Three months ended     Three months ended
                                                            June 30, 1998            June 30, 1997
                                                         --------------------   ------------------------

REVENUES                                              $            1,357,915                  1,249,627
                                                         --------------------   ------------------------

PRODUCT COSTS                                                        638,099                    502,630
RESEARCH AND DEVELOPMENT                                           1,062,681                    174,024
MARKETING, SALES, GENERAL AND  ADMINISTRATIVE                        696,176                    567,346
                                                         --------------------   ------------------------

                                                                   2,396,956                  1,244,000
                                                         --------------------   ------------------------

(LOSS) INCOME FROM OPERATIONS                                     (1,039,041)                     5,627

OTHER INCOME (LOSS), NET                                              15,559                     (3,232)
                                                         --------------------   ------------------------

       (LOSS) INCOME BEFORE INCOME TAXES                          (1,023,482)                     2,395

INCOME TAXES                                                           5,302                        450
                                                         --------------------   ------------------------

       NET (LOSS) INCOME                              $           (1,028,784)                     1,945
                                                         ====================   ========================



PER SHARE INFORMATION:

BASIC NET (LOSS) INCOME PER SHARE                     $                (0.33)                      0.00
                                                         ====================   ========================

NUMBER OF SHARES USED IN BASIC
PER SHARE COMPUTATION                                              3,147,231                  2,358,534
                                                         ====================   ========================


DILUTED NET (LOSS) INCOME PER SHARE                   $                (0.33)                      0.00
                                                         ====================   ========================

NUMBER OF SHARES USED IN DILUTED
PER SHARE COMPUTATION                                              3,147,231                  2,427,438
                                                         ====================   ========================


      The   accompanying   notes  are  an  integral  part  of  these   condensed
consolidated financial statements.

                                           XIOX CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (unaudited)

                                                          Six months ended       Six months ended
                                                            June 30, 1998          June 30, 1997
                                                         --------------------   --------------------

REVENUES                                              $            2,555,776              2,522,561
                                                         --------------------   --------------------

PRODUCT COSTS                                                      1,221,846                983,367
RESEARCH AND DEVELOPMENT                                           1,994,747                375,394
MARKETING, SALES, GENERAL AND  ADMINISTRATIVE                      1,431,762              1,118,354
                                                         --------------------   --------------------

                                                                   4,648,355              2,477,115
                                                         --------------------   --------------------

(LOSS) INCOME FROM OPERATIONS                                     (2,092,579)                45,446

OTHER INCOME (LOSS), NET                                              43,896                (10,973)
                                                         --------------------   --------------------

       (LOSS) INCOME BEFORE INCOME TAXES                          (2,048,683)                34,473

INCOME TAXES                                                           6,502                  3,275
                                                         --------------------   --------------------

       NET (LOSS) INCOME                              $           (2,055,185)                31,198
                                                         ====================   ====================



PER SHARE INFORMATION:

BASIC NET (LOSS) INCOME PER SHARE                     $                (0.65)                  0.01
                                                         ====================   ====================

NUMBER OF SHARES USED IN BASIC
PER SHARE COMPUTATION                                              3,145,739              2,365,421
                                                         ====================   ====================


DILUTED NET (LOSS) INCOME PER SHARE                   $                (0.65)                  0.01
                                                         ====================   ====================

NUMBER OF SHARES USED IN DILUTED
PER SHARE COMPUTATION                                              3,145,739              2,425,421
                                                         ====================   ====================


      The   accompanying   notes  are  an  integral  part  of  these   condensed
consolidated financial statements.

                                                 XIOX CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                                    (unaudited)

                                                                        Six  months ended         Six  months ended
                                                                           June 30, 1998             June 30, 1997
                                                                        --------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME                                                  $         (2,055,185)                    31,198

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME
TO NET CASH (USED IN) PROVIDED BY OPERATIONS
       DEPRECIATION AND AMORTIZATION                                            137,232                    114,944
       AMORTIZATION OF DEFERRED COMPENSATION                                      2,933                         --
       MINORITY INTEREST IN NET LOSS                                            (12,042)                        --

       CHANGE IN OPERATING ASSETS AND LIABILITIES:
             ACCOUNTS RECEIVABLE, NET                                           158,767                    345,356
             OTHER RECEIVABLES                                                  417,483                     66,350
             PROMISSORY NOTE                                                         --                     31,138
             INVENTORIES                                                            468                     65,409
             PREPAIDS,  DEPOSITS AND OTHER ASSETS                               106,837                    (52,095)
             ACCOUNTS PAYABLE AND ACCRUED EXPENSES                              158,931                   (192,548)
             PURCHASE DEPOSITS                                                  (17,835)                       589
             DEFERRED REVENUE                                                   (79,106)                   (56,392)
                                                                    --------------------     ---------------------

NET CASH( USED IN) PROVIDED BY OPERATIONS                                    (1,181,517)                   353,949
                                                                    --------------------     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       ACQUISITION OF PROPERTY AND EQUIPMENT                                   (546,368)                   (56,237)
       ACQUISITION OF SOFTWARE                                                  (67,491)                    (5,013)
                                                                    --------------------     ---------------------

 NET CASH (USED IN) INVESTING ACTIVITIES                                       (613,859)                   (61,250)
                                                                    --------------------     ---------------------

CASH FROM FINANCING ACTIVITIES:
       PROCEEDS FROM BORROWINGS                                                  60,467                         --
       PROCEEDS FROM SALE OF COMMON STOCK                                         2,762                    (43,819)
       REPAYMENT OF STOCKHOLDER NOTE                                             15,938                         --
                                                                    --------------------     ---------------------

NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES
                                                                                 79,167                    (43,819)
                                                                    --------------------     ---------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             724                         --
                                                                    --------------------     ---------------------

NET (DECREASE)/INCREASE IN
CASH & CASH EQUIVALENTS                                                      (1,715,485)                   248,880

BEGINNING CASH AND CASH EQUIVALENTS                                           2,633,860                   291,488
                                                                    --------------------     ---------------------

ENDING CASH AND CASH EQUIVALENTS                                   $            918,375                   540,368
                                                                    ====================     =====================

                                                    (continued)


      The   accompanying   notes  are  an  integral  part  of  these   condensed
consolidated financial statements.

                                                 XIOX CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                                    (unaudited)


                                                                       June 30, 1998             June 30, 1997
                                                                    --------------------     ---------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
       INTEREST PAID                                               $              2,771                        --
       INCOME TAXES                                                               3,850                     3,650

NONCASH FINANCING ACTIVITIES

COMMON STOCK ISSUED UPON EXERCISE OF STOCK
OPTIONS IN EXCHANGE FOR NOTE RECEIVABLE
FROM SHAREHOLDER                                                   $                 --                    27,188
                                                                    ====================     =====================



ADDITIONAL SHARES ISSUED IN CONNECTION WITH
THE FLANDERS LANGUAGE VALLEY STOCK
PURCHASE AGREEMENT                                                              211,297                        --
                                                                    ====================     =====================



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




NOTE 2 :  REVENUE RECOGNITION

In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the Company. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon shipment of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support and revenue allocated to services as they are performed. If the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated results of operation for the six months ended June 30, 1998.



NOTE 3 :  INVENTORIES

Inventories at June 30, 1998 have been stated at the lower of first-in, first-out cost or market. Inventories consist solely of purchased hardware and software products (finished goods).


NOTE 4 :   BANK LINE OF CREDIT

The Company maintains a $1,000,000 line of credit collateralized by eligible accounts receivable. The line bears interest at prime plus 1.0% (8.5% as of June 30, 1998) and is renewable in May 1999. No amounts were outstanding under the line as of June 30, 1998.


NOTE 5:   XIOX FLANDERS N.V.

In the third quarter of 1997, Xiox Flanders N.V. ("Xiox Flanders") was incorporated in Belgium pursuant to an agreement between the Company and Flanders Language Valley (Flanders") and is owned 94.9% by the Company and 5.1% by Flanders. The Company has committed to fund Xiox Flanders with approximately $300,000 in 1998 and approximately $1,472,000 in 1999. The actual amount of funding provided by the Company will depend on the business needs of Xiox Flanders and can be modified by a vote of the Board of Directors.

                                XIOX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6:   MARKETING AGREEMENT

In July 1998, the Company signed a marketing agreement with Lucent Technologles (Lucent) whereby Lucent will market XIOX products to hotels and motels throughout the United States. The three-year agreement also calls for XIOX to support Lucent in the pre-sale and post-installation process.

NOTE 7:   EARNINGS PER SHARE

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

The shares used in per share  computations  for the periods  ended June 30, 1998 and 1997 are as follows:
                                   Three months         Three months            Six months           Six months
                                      ended                ended                  ended                ended
                                   June 30,1998        June 30, 1997          June 30, 1998        June 30, 1997
                                 -----------------    ----------------       ---------------      ----------------
Weighted  average common shares
outstanding-basic                       3,147,231           2,358,534              3,145,739           2,365,421
Dilutive  incremental  shares -
stock options                                  --              68,904                   --                60,000
                                 -----------------    ----------------       ---------------      ----------------

Shares   used  in  diluted  per
share computations                      3,147,231           2,427,438              3,145,739           2,425,421
                                 =================    ================       ================     ================

The diluted per share computation for the three and six months ended June 30, 1998, excludes 138,326 and 127,466 incremental shares, respectively, attributable to stock options because the effect of their inclusion would have been antidilutive.


NOTE 8:  COMPREHENSIVE INCOME

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

Total comprehensive loss was $1,020,541 and $2,061,682 for the three and six months, respectively, ended June 30, 1998. The Company's total comprehensive income for the three and six months ended June 30, 1997, did not differ from those amounts reported as net income in the 1997 consolidated statements of operations. The primary difference between net loss and comprehensive loss for the three and six months ended June 30, 1998 is the result of translation of the Company's foreign subsidiary which has a local functional currency.

                                XIOX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:  SEGMENT REPORTING

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997, with earlier application encouraged. The statement's interim reporting disclosures would not be required until the first quarter immediately subsequent to the fiscal year in which SFAS No. 131 is effective.

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The forward-looking statements included in this Quarterly Report filed on Form 10-QSB, which reflect management's best judgment based on factors known, involve risks and uncertainties. In addition, the Company may from time to time make forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed under "Certain Risk Factors Which May Impact Future Operating Results and Market Price of Stock on page 13. Forward-looking information provided by Xiox should be evaluated in the context of these factors.

The following is management's discussion and analysis of certain significant factors which have effected Xiox's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.



Results of Operations

Second Quarter 1998 vs. 1997

Revenue for the three months ended June 30, 1998 was $ 1,357,915, an increase of 9% versus the $1,249,627 recorded during the three months ended June 30, 1997. The $108,288 increase in revenue is attributable to higher demand for call accounting products in the second quarter of 1998 versus the second quarter of 1997.

Total operating expenses for the three months ended June 30, 1998 were $2,396,956, an increase of 93% or $1,152,956 versus the $1,244,000 of operating expenses incurred during the three months ended June 30, 1997. Total product costs as a percentage of revenue increased to 47% in the second quarter of 1998 from 40% in the second quarter in 1997, primarily due to variations in product mix and an increase in fixed labor costs.

Research and development expenses increased by 511% or $888,657 to $1,062,681 in the second quarter of 1998 compared to $174,024 in the second quarter of 1997 due to an increased investment in new product development. The Company expects quarterly research and development spending to exceed 1997 levels throughout 1998.

Marketing, sales and general and administrative expenses in the second quarter of 1998 increased by 23% or $128,830 to $696,176 compared to $567,346 in the second quarter of 1997, primarily due to administrative costs associated with formation of a foreign subsidiary and increased costs associated with new product business development.

Other income increased by $18,791 from the second quarter of 1997 primarily due to income earned on cash equivalent investments of $16,944 in the second quarter of 1998 versus $2,950 earned in the second quarter of 1997. In addition, there was no profit sharing distribution in the second quarter of 1998 versus a distribution of $6,182 in the second quarter of 1997.

The Company lost $1,039,041 from operations during the second quarter of 1998 and reported a net loss after taxes of $1,028,784 versus income of $5,627 earned from operations and a net profit after taxes of $1,945 in the comparable quarter of 1997. The Company attributes this to increased research and development expenses associated with its new product development in addition to administrative and marketing expenses necessary to support this effort.

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


First Half 1998 vs. 1997

Revenue for the six months ended June 30, 1998 was $2,555,776, an increase of 1% versus the $2,522,561 recorded during the six months ended June 30, 1997. The $33,215 increase in revenue is attributable to increased demand for Telemanagement products in the first half of 1998 versus the first half of 1997.

Total operating expenses for the six months ended June 30, 1998 were $4,648,355, an increase of 88% or $2,171,240 versus the $2,477,115 of operating expenses incurred during the six months ended June 30, 1997. Total product costs as a percentage of revenue increased to 48% in the first half of 1998 from 39% in the first half in 1997, primarily due to variations in product mix and an increase in fixed labor costs.

Research and development expenses increased by 431% or $1,619,353 to $1,994,747 in the first half of 1998 compared to $375,394 in the first half of 1997 due to an increased investment in new product development. The Company expects quarterly research and development spending to exceed 1997 levels throughout 1998.

Marketing, sales and general and administrative expenses in the first half of 1998 increased by 28% or $313,408 to $1,431,762 compared to $1,118,354 in the first half of 1997, primarily due to administrative costs associated with formation of a foreign subsidiary and increased costs associated with new product business development.

Other income increased by $54,869 from the first half of 1997 primarily due to income earned on cash equivalent investments of $46,667 in the first six months of 1998 versus $6,092 earned in the first six months of 1997. In addition, there was no profit sharing distribution in the first half of 1998 versus a distribution of $17,065 in the first half of 1997.

The Company lost $2,092,579 from operations during the first half of 1998 and reported a net loss after taxes of $2,055,185 versus income of $45,446 earned from operations and a net profit after taxes of $31,198 in the comparable period of 1997. The Company attributes this to increased research and development expenses associated with its new product development in addition to administrative and marketing expenses necessary to support this effort.

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



Liquidity and Capital

At June 30, 1998, Xiox held cash and cash equivalents totaling $918,375 and had working capital of $758,753 versus cash equivalents of $2,633,860 and working capital of $3,120,508 at December 31, 1997. The Company anticipates investing in excess of $1,000,000 in capital equipment during 1998, consisting primarily of computer hardware and software and testing equipment. Since December 31, 1997, capital equipment procurements have totaled $613,859.


The Company is in negotiation with certain investors to raise additional funds to support development of a new product line addressing the combined telecom and datacom markets. In connection with this new product line, the Company has committed to fund Xiox Flanders N.V., a 94.9% owned subsidiary, with approximately $300,000 in 1998. In the current quarter, the Company has not paid any money directly to Xiox Flanders.


The Company maintains a bank line of credit of $1,000,000. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus 1.0 (8.5% as of June 30, 1998). No amounts were outstanding under the line as of June 30, 1998.



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

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Year 2000 Compliance

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If the Company's internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company is in the process of completing an assessment and plans to modify or replace portions of its internal software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has also assessed the capability of its products sold to customers and believes that any potential obligations related to the Year 2000 Issues for the products it has sold will not be material. The Company's products receive data from other equipment such as PC's and PBX's and can only properly handle Year 2000 dates if it receives Year 2000 compliant data.

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

None.

********************************************************************************


                                XIOX CORPORATION

                                   SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.

                                       XIOX CORPORATION



                                       Registrant


Date:  August 14, 1998
                                       /s/ William H. Welling
                                          --------------------------------------
                                          (Duly Authorized Officer)



Date:  August 14, 1998
                                       /s/ Melanie D. Reid
                                          --------------------------------------
                                       Melanie D. Reid, VP Finance/CFO/Secretary
                                         (Duly Authorized Officer)

August 14, 1998


Files Desk
Securities & Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549


SUBJECT:   Xiox Corporation
           Commission File Number 0-15797


Dear SEC Representative:

Attached for filing pursuant to the Securities Exchange Act of 1934 (the "ACT" ) is Xiox Corporation's August 14, 1998 Edgar filing of a Financial Report for the period ending June 30, 1998, under cover of the facing page of Form 10-QSB, prepared pursuant to Securities and Exchange Commission Rule 15d-2.

Please acknowledge receipt of this filing.


Sincerely,


Melanie D. Reid
Vice-President,  Finance/CFO
Xiox Corporation
577 Airport Boulevard, Suite 700
Burlingame, CA  94010

Attachments