Form 10QSB/A
period 1998-06-30
XIOX CORP
filed 1998-10-08
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1998

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Transition period from                            to

                         Commission File Number: 0-15797

                                XIOX CORPORATION

             (Exact name of registrant as specified in its charter)

--------------------------                        ------------------------------
        Delaware                                            95-3824750

 (State or other jurisdiction of                       (I.R.S. employer
  incorporation or organization)                      identification No.)


                           577 Airport Blvd, Suite 700
                          Burlingame, California 94010
          (Address of principal executive offices, including zip code)

                                 (650) 375-8188
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     (1) Yes [X] No [ ]; (2) Yes [X ] No [ ]

The number of shares of Common Stock, issued and outstanding as of June 30, 1998 was 3,147,231.

PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

         On May 22, 1998, the Company filed an Amendment of Certificate of Incorporation to increase the number of authorized shares of Preferred Stock of the Company, $0.01 par value per share, from 1,000,000 to 2,000,000 shares and to grant the Board of Directors authority to designate rights, preferences and privileges of Preferred Stock, including, without limitation, rights to and terms of dividends, conversion, voting, redemption (including sinking fund provisions), and liquidation preferences (the "Amendment"). The Amendment is filed as an exhibit to this Form 10-QSB/A.

Item 4.           Submission of Matters to a Vote of Security Holders

         The following matters were submitted to the stockholders at Xiox's Annual Meeting of Stockholders held on May 18, 1998. Each of these matters were approved by a majority of the shares present at the meeting.

         1. The uncontested election of six directors of the Company to serve for the ensuing year and until their successors are elected and qualified. The following is a summary of the nominees and voting results:


                                            VOTES FOR       VOTES WITHHELD


          William H. Welling                2,491,236             553

          Mark A. Parrish, Jr.              2,491,236             553

          Robert K. McAfee                  2,491,236             553

          Bernard T. Marren                 2,491,236             553

          Atam Lalchandani                  2,491,236             553

          Philip H. Vermeulen               2,491,236             553

         2. The adoption of an amendment to amend the Company's 1994 Stock Plan (the "Plan") to increase by 275,000 the number of shares of the Company's Common Stock reserved for issuance thereunder, and the adoption of a provision providing for an annual increase in the number of shares available for issuance under the Plan on the first day of each fiscal year. Results of the voting included 2,294,062 shares for, 197,227 shares against, and 500 shares abstained.

         3. The adoption of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Preferred Stock of the Company from 1,000,000 shares to 2,000,000 shares. Results of the voting included 2,294,562 shares for, 196,627 shares against, and 600 shares abstained.

         4. The ratification of the appointment of KPMG Peat Marwick LLP as independent accountant for the Company for the fiscal year ending December 31, 1998. Results of the voting included 2,491,589 shares for, 100 shares against, and 100 shares abstained.

Item 6.           Exhibits and Reports on 8K

         (a)      Exhibits

                  3.1    Certificate    of   Amendment   of    Certificate    of
                         Incorporation, filed on May 22, 1998.

                  4.1    See Exhibit 3.1.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 XIOX CORPORATION
                                 (Registrant)


Date:  October 8, 1998           By:  /s/ William H. Welling
                                     -----------------------------------------
                                     (Duly Authorized Officer)


                                 By:   /s/ Melanie D. Reid
                                     -----------------------------------------
                                     Melanie D. Reid, VP Finance/CFO/Secretary
                                     (Duly Authorized Officer)

                                INDEX TO EXHIBITS



    Exhibit

      3.1 Certificate of Amendment of Certificate of Incorporation, filed on May 22, 1998

      4.1        See Exhibit 3.1