Form 10QSB
period 1998-09-30
XIOX CORP
filed 1998-11-17
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                 F O R M 10-QSB


    (Mark One)
        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period September 30, 1998;

                                       or
        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
 For the transition period from ______________________ to ______________________


                            Commission file #0-15797


                                XIOX CORPORATION
        (Exact name of small business issuer as specified in its charter)



         Delaware                                                    95-3824750
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

 577 Airport Blvd, Suite 700,
   Burlingame, California                                                 94010
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number:                                       (650) 375-8188
-------------------------------------------------------------------------------


         Indicate by check mark whether the registrant:

         (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports). Yes _X_ No ___

         (2) Has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Issuer's number of common shares
outstanding at October 31, 1998                                3,147,387 shares
-------------------------------------------------------------------------------

                                XIOX CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I  Financial Information

        Item 1.

           Condensed Consolidated Balance Sheets -
             September 30, 1998 (unaudited) and December 31, 1997             3

           Condensed Consolidated Statements of Operations Three Months
             ended September 30, 1998 (unaudited) and September 30, 1997
             (unaudited)                                                      4

           Condensed Consolidated Statements of Operations Nine Months
             ended September 30, 1998 (unaudited) and September 30, 1997
             (unaudited)                                                      5

           Condensed Consolidated Statements of Cash Flows  -
             Nine Months ended September 30, 1998 (unaudited)
             and September 30, 1997 (unaudited)                             6-7

           Notes to Condensed Consolidated Financial Statements            8-12


        Item 2.

           Management's Discussion and Analysis of
             Financial Condition and Results of Operations                13-18


PART II Other Information

         Item 6.

           Exhibits and Reports on Form 8-K                                  19

         Signatures                                                          20

         Exhibit 3.3       Certificate    of   Amendment   of   Certificate   of
                           Incorporation as filed with the Secretary of State of the State of Delaware on May 26, 1998.

         Exhibit 3.4 Certificate of Designation, Preferences and Other Rights of the Series A Preferred Stock as filed with the Secretary of State of the State of Delaware on September 21, 1998.

         Exhibit 4.5 Stock Purchase and Investor Rights Agreement dated September 21, 1998 by and between the Registrant and the Investors.

         Exhibit 4.6 Right of First Refusal and Co-Sale Agreement dated September 21, 1988.

         Exhibit 27        Financial   Data   Schedule  -  September   30,  1998
                           (unaudited) (separate electronic document attached)

                                                          XIOX CORPORATION
                                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              September 30, 1998   December 31, 1997
                                                                                              ------------------   -----------------
                                                                                                 (unaudited)              ***
ASSETS:
CURRENT ASSETS
CASH & CASH EQUIVALENTS                                                                          $  3,395,979           2,633,860
ACCOUNTS RECEIVABLE, NET                                                                              598,607             884,612
OTHER RECEIVABLES                                                                                      14,664             433,190
INVENTORIES                                                                                           443,552             474,865
PREPAID EXPENSES AND OTHER ASSETS                                                                     133,193             158,311
                                                                                                 ------------        ------------

TOTAL CURRENT ASSETS                                                                                4,585,995           4,584,838

PROPERTY & EQUIPMENT, NET                                                                             928,541             432,292
PURCHASED SOFTWARE, NET                                                                                75,026              42,673
NOTES RECEIVABLE                                                                                      100,000             100,000
DEPOSITS & OTHER ASSETS                                                                               344,778             494,397
                                                                                                 ------------        ------------

                                                                                                 $  6,034,340           5,654,200
                                                                                                 ============        ============
LIABILITIES/STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACCOUNTS PAYABLE                                                                                 $    150,668             202,648
ACCRUED EXPENSES                                                                                      497,484             175,962
ACCRUED COMPENSATION                                                                                  214,372             118,252
PURCHASE DEPOSITS                                                                                      34,422              51,231
DEFERRED REVENUE                                                                                      806,693             916,237
                                                                                                 ------------        ------------

TOTAL CURRENT LIABILITIES                                                                        $  1,703,639           1,464,330

NOTES PAYABLE                                                                                          51,470                --

COMMITMENTS & CONTINGENCIES

MINORITY INTEREST                                                                                     120,280             127,776

STOCKHOLDERS' EQUITY
PREFERRED STOCK, $0.01 par value;  2,000,000 shares  authorized;  625,820 shares issued and outstanding as of September 30, 1998 and none issued and outstanding
as of December 31, 1997                                                                                 6,258                --
COMMON STOCK, $.01 Par, 10,000,000 shares authorized, 3,147,387 and 2,932,934 shares issued and outstanding as of September 30,
1998 and December 31, 1997 respectively                                                                31,474              29,329
ADDITIONAL PAID-IN CAPITAL                                                                         11,126,023           8,266,576
NOTE RECEIVABLE FROM SHAREHOLDER                                                                         --               (15,938)
DEFERRED COMPENSATION                                                                                  (9,065)               --
WARRANTS FOR COMMON STOCK                                                                             108,275
ACCUMULATIVE OTHER COMPREHENSIVE INCOME/(LOSS)
                                                                                                        7,891             (13,175)
ACCUMULATED DEFICIT                                                                                (7,111,905)         (4,204,698)
                                                                                                 ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                                                          4,158,951           4,062,094
                                                                                                 ------------        ------------

                                                                                                 $  6,034,340           5,654,200
                                                                                                 ============        ============

         *** Condensed from audited financial statements.

                  The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                          XIOX CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)

                                                                                        Three months ended        Three months ended
                                                                                        September 30, 1998        September 30, 1997
                                                                                        ------------------        ------------------
REVENUES                                                                                   $ 1,312,083                  1,265,527
                                                                                           -----------                -----------

PRODUCT COSTS                                                                                  536,034                    519,112
RESEARCH AND DEVELOPMENT                                                                       972,978                    198,509
MARKETING, SALES, GENERAL AND  ADMINISTRATIVE                                                  661,839                    632,949
                                                                                           -----------                -----------

                                                                                             2,170,851                  1,350,570
                                                                                           -----------                -----------

LOSS FROM OPERATIONS                                                                          (858,768)                   (85,043)

OTHER INCOME, NET                                                                                9,831                      8,432
                                                                                           -----------                -----------

       LOSS BEFORE INCOME TAXES                                                               (848,937)                   (76,611)

INCOME TAXES                                                                                     3,084                      3,632
                                                                                           -----------                -----------

       NET LOSS                                                                            $  (852,021)                   (80,243)
                                                                                           ===========                ===========



PER SHARE INFORMATION:

BASIC NET LOSS PER SHARE                                                                   $     (0.27)                     (0.03)
                                                                                           ===========                ===========

NUMBER OF SHARES USED IN BASIC
PER SHARE COMPUTATION                                                                        3,147,233                  2,932,934
                                                                                           ===========                ===========


DILUTED NET LOSS PER SHARE                                                                 $     (0.27)                     (0.03)
                                                                                           ===========                ===========

NUMBER OF SHARES USED IN DILUTED
PER SHARE COMPUTATION                                                                        3,147,233                  2,932,934
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



                                                          XIOX CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)



                                                                                        Nine months ended         Nine months ended
                                                                                        September 30, 1998       September 30, 1997
                                                                                        ------------------       ------------------
REVENUES                                                                                   $ 3,867,859                  3,788,088
                                                                                           -----------                -----------

PRODUCT COSTS                                                                                1,757,880                  1,502,479
RESEARCH AND DEVELOPMENT                                                                     2,967,725                    573,903
MARKETING, SALES, GENERAL AND  ADMINISTRATIVE                                                2,093,602                  1,751,304
                                                                                           -----------                -----------

                                                                                             6,819,207                  3,827,686
                                                                                           -----------                -----------

LOSS FROM OPERATIONS                                                                        (2,951,348)                   (39,598)

OTHER INCOME (LOSS), NET                                                                        53,727                     (2,541)
                                                                                           -----------                -----------

       LOSS BEFORE INCOME TAXES                                                             (2,897,621)                   (42,139)

INCOME TAXES                                                                                     9,586                      6,907
                                                                                           -----------                -----------

       NET LOSS                                                                            $(2,907,207)                   (49,046)
                                                                                           ===========                ===========



PER SHARE INFORMATION:

BASIC NET LOSS PER SHARE                                                                   $     (0.92)                     (0.02)
                                                                                           ===========                ===========

NUMBER OF SHARES USED IN BASIC
PER SHARE COMPUTATION                                                                        3,146,286                  2,556,671
                                                                                           ===========                ===========


DILUTED NET LOSS PER SHARE
                                                                                           $     (0.92)                     (0.02)
                                                                                           ===========                ===========

NUMBER OF SHARES USED IN DILUTED
PER SHARE COMPUTATION                                                                        3,146,286                  2,556,671
                                                                                           ===========                ===========

                  The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                          XIOX CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)

                                                                                          Nine  months ended      Nine  months ended
                                                                                          September 30, 1998      September 30, 1997
                                                                                          ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                                      $(2,907,207)               (49,046)

ADJUSTMENTS TO RECONCILE NET LOSS
TO NET CASH (USED IN) PROVIDED BY OPERATIONS
       DEPRECIATION AND AMORTIZATION                                                              212,355                170,211
       AMORTIZATION OF DEFERRED COMPENSATION                                                        3,733                   --
       MINORITY INTEREST IN NET LOSS                                                              (16,857)                  --

       CHANGE IN OPERATING ASSETS AND LIABILITIES:
            ACCOUNTS RECEIVABLE, NET                                                              286,005                352,780
            OTHER RECEIVABLES                                                                     390,546                 55,871
            PROMISSORY NOTE                                                                          --                   31,138
            INVENTORIES                                                                            31,313                 80,263
            PREPAIDS,  DEPOSITS AND OTHER ASSETS                                                  195,800               (468,974)
            ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                 385,042                (63,404)
            PURCHASE DEPOSITS                                                                     (16,810)                (1,878)
            DEFERRED REVENUE                                                                     (109,544)               (14,363)
                                                                                              -----------            -----------

NET CASH (USED IN) PROVIDED BY OPERATIONS                                                      (1,545,624)                92,598
                                                                                              -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        ACQUISITION OF PROPERTY AND EQUIPMENT                                                    (679,132)              (150,285)
        ACQUISITION OF SOFTWARE                                                                   (60,763)               (18,509)
                                                                                              -----------            -----------

 NET CASH USED IN INVESTING ACTIVITIES                                                           (739,895)              (168,794)
                                                                                              -----------            -----------

CASH FROM FINANCING ACTIVITIES:
       PROCEEDS FROM BORROWINGS                                                                    51,470                   --
       PROCEEDS FROM SALE OF COMMON STOCK                                                           3,259              2,914,787
       PROCEEDS FROM SALE OF PREFERRED STOCK AND WARRANTS FOR COMMON STOCK                      2,960,068                   --
       REPAYMENT OF STOCKHOLDER NOTE                                                               15,938                   --
                                                                                              -----------            -----------

NET CASH PROVIDED BY  FINANCING ACTIVITIES                                                      3,030,735              2,914,787
                                                                                              -----------            -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            16,903                   --
                                                                                              -----------            -----------

NET INCREASE IN  CASH & CASH EQUIVALENTS                                                          762,119              2,838,592

BEGINNING CASH AND CASH EQUIVALENTS                                                             2,633,860                291,488
                                                                                              -----------            -----------

ENDING CASH AND CASH EQUIVALENTS                                                              $ 3,395,979              3,130,080
                                                                                              ===========            ===========

                                                             (continued)

                  The accompanying notes are an integral part of these condensed consolidated financial statements.





                                                          XIOX CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, (cont.)
                                                             (unaudited)



                                                                                          Nine  months ended      Nine  months ended
                                                                                          September 30, 1998      September 30, 1997
                                                                                          ------------------      ------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
       INTEREST PAID                                                                          $     4,157                   --
       INCOME TAXES                                                                                 3,850                 11,352

NONCASH FINANCING ACTIVITIES

COMMON STOCK ISSUED UPON EXERCISE OF STOCK
OPTIONS IN EXCHANGE FOR NOTE RECEIVABLE
FROM SHAREHOLDER                                                                              $      --                   27,188
                                                                                              ===========            ===========



ADDITIONAL SHARES ISSUED IN CONNECTION WITH THE FLANDERS
LANGUAGE VALLEY STOCK                                                                             211,297                   --

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                                                              PAGE 7


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

NOTE 2:  REVENUE RECOGNITION

In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition, which supersedes SOP 91-1. The Company adopted SOP 97-2 for software transactions entered into beginning January 1, 1998. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements (i.e., software products, upgrades/enhancements, post-contract customer support, installation, training, etc.) to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the Company. The revenue allocated to software products (including specified upgrades/enhancements) generally is recognized upon shipment of the products. The revenue allocated to post-contract customer support generally is recognized ratably over the term of the support and revenue allocated to services as they are performed. If the Company does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is generally deferred until such evidence exists or until all elements are delivered. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated results of operation for the nine months ended September 30, 1998.

NOTE 3:  INVENTORIES

Inventories at September 30, 1998 have been stated at the lower of first-in, first-out cost or market. Inventories consist solely of purchased hardware and software products (finished goods).

NOTE 4:   BANK LINE OF CREDIT

The Company maintains a $1,000,000 line of credit collateralized by eligible accounts receivable. The line bears interest at prime plus 1.0% (8.25% as of September 30, 1998) and is renewable in May 1999. No amounts were outstanding under the line as of September 30, 1998.

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

                                XIOX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:   MARKETING AGREEMENT

In July 1998, the Company signed a marketing agreement with Lucent Technologies (Lucent), whereby Lucent will market XIOX products to hotels and motels throughout the United States. The three-year agreement also calls for XIOX to support Lucent in the pre-sale and post-installation process.


NOTE 7:   EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss by weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if preferred stock were converted to common stock, outstanding warrants were exercised, and dilutive outstanding stock options were exercised, using the treasury stock method.

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share, in accordance with SFAS No. 128.

The shares used in per share  computations  for the periods ended  September 30, 1998 and 1997 are as follows:

                                                          Three months        Three months          Nine months         Nine months
                                                          ended 9/30/98       ended 9/30/97        ended 9/30/98       ended 9/30/97
                                                          -------------       -------------        -------------       -------------
Weighted average common
shares outstanding-basic                                     3,147,233           2,932,934           3,146,286           2,556,671
Dilutive incremental shares                                       --                  --                  --                  --
                                                             ---------           ---------           ---------           ---------

Shares used in diluted per
share computations                                           3,147,233           2,932,934           3,146,286           2,556,671
                                                             =========           =========           =========           =========


The diluted per share  computation for the three and nine months ended September
30, 1998 and 1997, excludes the following incremental shares because the effect of their inclusion would have been antidilutive.

                                                          Three months        Three months          Nine months         Nine months
                                                          ended 9/30/98       ended 9/30/97        ended 9/30/98       ended 9/30/97
                                                          -------------       -------------        -------------       -------------
Stock options                                                184,640             102,345             147,193              73,000
Contingent Common Stock                                         --               211,297                --                71,206
Warrants                                                       4,907                --                  --                  --
Preferred Stock                                              625,820                --               625,820                --
                                                             -------             -------             -------             -------

Antidiluted shares                                           815,367             313,642             773,013             144,206
                                                             =======             =======             =======             =======



                                XIOX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:  COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No, 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in shareholders' equity. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997 and for periods ended before that date when presented for comparative purposes. The Company has not yet determined the format it will use to display the information required by SFAS No. 130 in the financial statements for the year ending December 31, 1998.

Total comprehensive loss was $826,572 and $2,886,141 for the three and nine months, respectively, ended September 30, 1998. The Company's total comprehensive income for the three and nine months ended September 30, 1997, did not differ from those amounts reported as net income in the 1997 consolidated statements of operations. The primary difference between net loss and comprehensive loss for the three and nine months ended September 30, 1998 is the result of translation of the Company's foreign subsidiary which has a local functional currency.

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

NOTE 10:   DERIVATIVES AND HEDGING

 In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 for its fiscal year 2000. The Company does not expect that the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial statements.

                                XIOX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11:    ISSUANCE OF PREFERRED STOCK


On September 21, 1998, the Company entered into a Stock Purchase and Investor Rights Agreement (the "Agreement") with Intel Corporation ("Intel"), Flanders Language Valley CVA, Zero Stage Capital and other private investors for the private placement of approximately $9.5 million of the Company's Series A Preferred Stock. On the same date, the first closing was held pursuant to the Agreement in which approximately $3.1 million of Series A Preferred Stock was sold to the investors. On October 5, 1998, the Company held its second and final closing pursuant to the Agreement. In the second closing the Company sold approximately $6.4 million of the Series A Preferred on substantially the same terms as the first closing, at which the Company sold approximately $3.1 million of Series A Preferred on September 21, 1998. All together, 1,907,989 shares of Preferred were sold under the Agreement at a purchase price of $5.00 per share. The Series A Preferred Stock will be convertible into Common Stock on a 1:1 basis subject to certain antidilution provisions. In connection with this financing, the Company has incurred a finders fee of $50,000 plus warrants for 50,000 shares of Common Stock.


The sale of the Series A Preferred Stock occurred in two closings due to the requirements of NASDAQ Marketplace Rule 4310(c)(25)(H). Xiox has received from NASD a waiver of compliance with the rule, which generally requires shareholder approval when a NASDAQ Small Cap Market company issues securities convertible into common stock equal to more than 20% of the common stock outstanding before such issuance, if the sale price of the shares is less than market value. Xiox requested the waiver to save time and expense because over 61% of the Company's Common Stock is owned or controlled by members of the Xiox Board of Directors and each director indicated that he would vote the shares he owns or controls in favor of the sale, if such vote were required.

The Series A Preferred bears non-cumulative dividends at an annual rate of 6% payable if and when declared by the Company. The conversion rate of the Series A Preferred will be adjusted on a weighted average basis if the Company issues Common Stock at a price less than the then-effective conversion price, other than issuances pursuant to incentive stock arrangements approved by the Board.

In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred will receive, prior to any distribution to the holders of the Common Stock, a liquidation preference entitling them to receive an amount equal to the purchase price of the Series A Preferred plus any declared but unpaid dividends.

Each share of the Series A Preferred has the number of votes equal to the number of shares of Common Stock then issuable upon its conversion into Common Stock. Although the holders of the Series A Preferred will generally vote together with the Common Stock and not as a separate series, the consent of the holders of two thirds of the outstanding shares of Series A Preferred is required to: (1) alter or change any of the powers, preferences, privileges or rights of the Series A Preferred Stock; (2) create any new class or series of shares having preferences prior to the Series A Preferred Stock in any manner, including, without limitation, as to dividends or liquidation; (3) take any action that reclassifies any outstanding shares into shares having preferences prior to the Series A Preferred Stock in any manner, including, without limitation, as to dividends or liquidation; or (4) alter or change the Company's Certificate of Incorporation in a manner that adversely affected the rights of the Series A Preferred Stock.

The Company has certain rights, beginning one year after the first closing, to redeem shares of the Series A Preferred upon a registered public offering with gross proceeds in excess of $15 million or when the closing Common Stock price exceeds $15 per share for 15 consecutive business days.

                                XIOX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11:    ISSUANCE OF PREFERRED STOCK (continued)


The holders of the Series A Preferred have been granted certain registration rights and information rights, including the right to be notified in advance of certain corporate events. In addition, Intel and Zero Stage Capital each have the right to appoint an observer to attend meetings of the Board of Directors of the Company, and committees thereof, subject to certain conditions.

Each holder of Series A Preferred has certain rights to maintain its percentage ownership interest of the Company's outstanding voting securities (on an as-converted basis). During the first year following the closing the Company will not, without the prior written consent of the holders of 66 2/3% of the outstanding shares of Series A Preferred Stock, enter into any acquisitions in which the aggregate consideration paid is more than 20% of the Company's voting securities. Intel has certain additional rights during the first two years following the closing, as set forth in Exhibits 3.4, 4.5 and 4.6 to the reports on Form 8-K referenced in Item 6 on page 19.

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The forward-looking statements included in this Quarterly Report filed on Form 10-QSB, which reflect management's best judgment based on factors known, involve risks and uncertainties. In addition, the Company may from time to time make forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed under "Certain Risk Factors Which May Impact Future Operating Results and Market Price of Stock" on page 15. Forward-looking information provided by Xiox should be evaluated in the context of these factors.

The following is management's discussion and analysis of certain significant factors which have effected Xiox's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Third Quarter 1998 vs. 1997

Revenue for the three months ended September 30, 1998 was $ 1,312,083, an increase of 4% versus the $1,265,527 recorded during the three months ended September 30, 1997. The $46,556 increase in revenue is attributable to higher demand for call accounting products in the third quarter of 1998 versus the third quarter of 1997.

Total operating expenses for the three months ended September 30, 1998 were $2,170,851, an increase of 61% or $820,281 versus the $1,350,570 of operating expenses incurred during the three months ended September 30, 1997. Total product cost as a percentage of revenue remained the same in the third quarter of 1998, at 41%, as compared to the third quarter of 1997.

Research and development expenses increased by 390% or $774,469 to $972,978 in the third quarter of 1998 compared to $198,509 in the third quarter of 1997 due to an increased investment in new product development. The Company expects quarterly research and development spending to exceed 1997 levels throughout 1998.

Marketing, sales and general and administrative expenses in the third quarter of 1998 increased by 5% or $28,890 to $661,839 compared to $632,949 in the third quarter of 1997, primarily due to administrative costs associated with formation of a foreign subsidiary and increased costs associated with new product business development.

Other income increased by $1,399 from the third quarter of 1997 primarily due to income earned on cash equivalent investments of $11,217 in the third quarter of 1998 versus $8,576 earned in the third quarter of 1997.

The Company lost $858,768 from operations during the third quarter of 1998 and reported a net loss after taxes of $852,021 versus a loss of $85,043 from operations and a net loss after taxes of $80,243 in the comparable quarter of 1997. The Company attributes this to increased research and development expenses associated with its new product development in addition to administrative and marketing expenses necessary to support this effort.

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Nine Months, 1998 vs. 1997

Revenue for the nine months ended September 30, 1998 was $3,867,859, an increase of 2% versus the $3,788,088 recorded during the nine months ended September 30, 1997. The $79,771 increase is attributable to higher demand for call accounting products in the first nine months of 1998 versus the first nine months of 1997.

Total operating expenses for the nine months ended September 30, 1998 were $6,819,207, an increase of 78% or $2,991,521 versus the $3,827,686 of operating expenses incurred during the nine months ended September 30, 1997. Total product costs as a percentage of revenue increased to 45% in the first nine months of 1998 from 40% in the first nine months in 1997, primarily due to variations in product mix and an increase in fixed labor costs.

Research and development expenses increased by 417% or $2,393,822 to $2,967,725 in the first nine months of 1998 compared to $573,903 in the first nine months of 1997 due to an increased investment in new product development. The Company expects quarterly research and development spending to exceed 1997 levels throughout 1998.

Marketing, sales and general and administrative expenses in the first nine months of 1998 increased by 20% or $342,298 to $2,093,602 compared to $1,751,304 in the first nine months of 1997, primarily due to administrative costs associated with formation of a foreign subsidiary and increased costs associated with new product business development.

Other income increased by $56,268 from the first nine months of 1997 primarily due to income earned on cash equivalent investments of $57,883 in the first nine months of 1998 versus $14,668 earned in the first nine months of 1997. In addition, there was no profit sharing distribution in the first nine months of 1998 versus a distribution of $17,208 in the first nine months of 1997.

The Company lost $2,951,348 from operations during the first nine months of 1998 and reported a net loss after taxes of $2,907,207 versus a loss of $39,598 from operations and a net loss after taxes of $49,046 in the comparable period of 1997. The Company attributes this to increased research and development expenses associated with its new product development in addition to administrative and marketing expenses necessary to support this effort.

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Liquidity and Capital

At September 30, 1998, Xiox held cash and cash equivalents totaling $3,395,979 and had working capital of $2,882,356 versus cash equivalents of $2,633,860 and working capital of $3,120,508 at December 31, 1997. The Company anticipates investing in excess of $1,200,000 in capital equipment during 1998, consisting primarily of computer hardware and software and testing equipment. Since December 31, 1997, capital equipment procurements have totaled $739,895.

On September 21, 1998, the Company entered into a Stock Purchase and Investor Rights Agreement (the "Agreement") with Intel Corporation, Flanders Language Valley CVA, Zero Stage Capital and other private investors for the private placement of approximately $9.5 million of the Company's Series A Preferred Stock. On the same date, the first closing was held pursuant to the Agreement in which approximately $3.1 million of Series A Preferred Stock was sold to the investors. On October 5, 1998, the Company held its second and final closing pursuant to the Agreement. In the second closing the Company sold approximately $6.4 million of the Series A Preferred on substantially the same terms as the first closing, at which the Company sold approximately $3.1 million of Series A Preferred on September 21, 1998. All together, 1,907,989 shares of Preferred were sold under the Agreement at a purchase price of $5.00 per share. The Series A Preferred Stock will be convertible into Common Stock on a 1:1 basis subject to certain antidilution provisions. In connection with this financing, the Company has incurred a finders fee of $50,000 plus warrants for 50,000 shares of Common Stock.


The Company has committed to fund Xiox Flanders N.V., a 94.9% owned subsidiary, with approximately $300,000 in 1998 and approximately $1,472,000 in 1999. The actual amount of funding provided by the Company will depend on the business needs of Xiox Flanders and can be modified by a vote of the Board of Directors. In the current quarter, the Company has not paid any money directly to Xiox Flanders.


The Company maintains a bank line of credit of $1,000,000. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus 1.0 (8.25% as of September 30, 1998). No amounts were outstanding under the line as of September 30, 1998.

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

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Year 2000 Readiness

Definition

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs and embedded systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If a Company's internal systems, or those of a supplier or service provider, do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations.

Products

The Company has assessed the capability of its products sold to customers and believes that it has no material exposure to contingencies related to the Year 2000 Issues for the products it has sold. A list of Year 2000 Ready products has been posted on the Company's web site and has been sent to customers and distributors via Company newsletters.

The Company's products receive data from other equipment such as PC's and PBX's and can only properly handle Year 2000 dates if it receives Year 2000 compliant data. Some systems sold by the Company with computer BIOS manufactured prior to 1996 will need to have the internal clock reset or the BIOS modified in order to ensure proper performance.

Management believes that the likelihood of a material adverse impact due to problems with products sold to customers is remote and expects that any costs to be incurred to assure Year 2000 capability relating to product released or in development will not have a material adverse effect on the Company's financial position or results of operations.

Internal Systems

During the nine months ending September 30, 1998, the Company continued its efforts to assess and remediate its computer systems, telecommunications systems, software systems and related equipment to ensure each system will function properly as the Year 2000 approaches. The Year 2000 program is being conducted in four phases; (a) Identification, (b) Assessment, (c) Remediation,
(d) Testing.

The Identification Phase is nearing completion for all currently installed systems. The target for completion of this phase is 12/31/98. All new systems acquired after this date will be subject to assessment prior to purchase.

The Assessment Phase is estimated at 75% complete and is targeted for completion by 12/31/98 for all systems currently implemented.

The Remediation Phase is estimated at 50% complete based on the systems requiring patches or upgrades. The primary system requiring attention is the Company's Manufacturing and Financial Management System, Macola. The upgrade to this system is scheduled for completion in 1999.

The Testing Phase is currently in a preliminary stage. Testing of systems and interfaces will occur near the end of the Remediation phase.

The Company currently believes its information systems will be Year 2000 compliant by the end of the second quarter of 1999.

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Year 2000 Readiness (cont.)


External Suppliers

The Company has begun the process of identifying its top suppliers and seeking confirmation on their Year 2000 compliance. For those with sizeable volume or that are single source for components or services, the Company will be sending these suppliers a Year 2000 compliance survey. The Company expects this process to be completed by mid 1999.

The Company has received information that the most critical systems, services or products supplied to the Company by external sources are Year 2000 ready or are expected to be Year 2000 ready by mid 1999.

The Company will be developing contingency plans for systems and services provided by vendors that do not respond to the Company's requests or fail in their readiness efforts.

State of Readiness

As of this date, the Company has made significant progress in the process of identifying systems, completing an assessment and implementing solutions for the high priority internal systems so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.

The Company is actively participating with customers and suppliers to ensure progress is being made and that the dates forecast are reasonable and attainable.

Costs

Other than time spent by the Company's internal information technology and other personnel, the Company has not incurred any significant costs in identifying, assessing and remediating year 2000 issues.

Due to the fact that the Company is in a growth phase, systems improvement initiatives are underway to improve the Company's primary business systems. The Company does not anticipate any significant costs related to remediation efforts because planned systems improvements shall include year 2000 readiness as a standard requirement.

This statement assumes that third party suppliers have accurately assessed the compliance of their products and that they will successfully correct any issues in non-compliant products. Because of the complexity of correcting the Year 2000 issue, actual costs may vary from estimates.

While the total cost to obtain Year 2000 compliance is not known at this time, the Company currently expects the cost to be less than $150,000. The actual cost, however, could exceed this estimate. These costs are not expected to have a material effect on the Company's financial position, results of operations or cash flows.

                                XIOX CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Year 2000 Readiness (cont.)

Contingency Plans

Based upon the progress of its plan, the Company expects that it will not experience a material disruption of its operations as a result of the change to the new millennium. However, there can be no assurance that the third parties who have supplied technology used in the Company's mission critical systems will be successful in taking corrective action in a timely manner.

The Company is developing contingency plans with respect to certain key technology used in its mission critical systems, which are intended to enable the Company to continue to operate.

The contingency plans include performing certain processes manually, repairing systems and changing suppliers if necessary, although there can be no assurance that these contingency plans will successfully avoid service disruption in the operation of business as usual.

                           PART II - OTHER INFORMATION

                                XIOX CORPORATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

The Company filed reports on Form 8-K on September 24, 1998 and October 8, 1998 pertaining to the sale of Preferred Stock. The following exhibits are filed as part of this Report:

Exhibits

  3.3 Certificate of Amendment of Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 26, 1998.

  3.4 Certificate of Designation, Preferences and Other Rights of the Series A Preferred Stock as filed with the Secretary of State of Delaware on September 21, 1998.

  4.5 Stock Purchase and Investor Rights Agreement dated September 21, 1998 by and between the Registrant and the Investors.

  4.6    Right of First Refusal and Co-Sale Agreement dated September 21, 1988.

********************************************************************************


                                XIOX CORPORATION

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.

                                                XIOX CORPORATION



                                                Registrant


Date:  November 16, 1998                        /s/ William H. Welling
                                                --------------------------------
                                                 William H. Welling, Chairman/
                                                 CEO (Duly Authorized Officer)



Date:  November 16, 1998                        /s/ Melanie D. Reid
                                                --------------------------------
                                                 Melanie D. Reid, VP Finance/
                                                 CFO/ Secretary (Duly
                                                 Authorized Officer)