Form 10KSB
period 1998-12-31
XIOX CORP
filed 1999-04-01
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 F O R M 10-KSB

(Mark One)
      (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998;
                                            ------------------

                                       or
      ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

             For the transition period from_________ to ___________

                            Commission file #0-15797
                                            --------

                                XIOX CORPORATION
                        --------------------------------
           (Name of small business issuer as specified in its charter)

                   Delaware                                            953824750
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation                ( I.R.S. Employer
 or organization)                                         Identification Number)

 577 Airport Boulevard, Suite #700
        Burlingame, California                                             94010
---------------------------------------------             ----------------------
Address of principal executive offices)                               (Zip Code)

Issuer's telephone number:                                       (650) 375-8188
                                                          ----------------------
Securities registered pursuant to
Section 12(b) of the Act:                                                  None
                                                          ----------------------
Securities registered pursuant to
Section 12(g) of the Act:                           Common Stock, $.01 Par Value
                                                    ----------------------------
                                                            (Title of Class)


Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

Issuer's revenues for its most recent fiscal year were:   $5,261,670.

As of March 1, 1999, the aggregate market value of the voting common stock held by non-affiliates (based upon the average bid and asked prices of such stock as reported by the National Association of Securities Dealers Quotations Listing on that date) was approximately $14,035,003. On the same date, the aggregate market value of the voting preferred stock held by non-affiliates (based upon a one-to-one conversion of preferred stock to common stock) was approximately $7,705,000.

As of March 1, 1999, the registrant's outstanding shares totaled 3,177,731 of common stock and 1,877,989 of preferred stock.



Documents Incorporated By Reference

The following documents are incorporated by reference into the parts of Form 10-KSB indicated: (1) Xiox Annual Report to stockholders for the year ended December 31, 1998 for Part II; (2) Proxy Statement dated April 14, 1999 for the Annual Meeting of Stockholders to be held May 17, 1999 for Part III.


Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements included in this document as a result of a number of factors, including but not limited to those discussed in
Item 1 of this report, "Description of Business," and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 2 through 8 of Xiox's 1998 Annual Report to stockholders.

You can identify forward-looking statements by noting the use of terms such as "believes," "expects," "plans," "estimates," and other similar words. Certain risks, uncertainties, or assumptions that are difficult to predict may affect such statements. The following risk factors and other cautionary statements could cause our actual operating results to differ materially from those expressed in any forward-looking statement. We caution you to keep in mind the following risk factors and other cautionary statements and to refrain from placing undue reliance on any forward-looking statements, which speak only as of the date of this document.

                                Table of Contents

                                                                            Page

PART I
         Item 1.  Description of Business                                      4
                   A.  The Company                                             4
                   B.  Products                                                5
                   C.  Sales, Marketing, and Distribution Methods              9
                   D.  Revenue Patterns                                       10
                   E.  Industry and Competition                               10
                   F.  Research and Development Expenses                      11
                   G.  Patents, Copyrights, Trademarks, and Licenses          11
                   H.  Production and Backlog                                 11
                   I.  Employees                                              12
         Item 2.  Description of Property                                     13
         Item 3.  Legal Proceedings                                           13
         Item 4.  Submission of Matters to a Vote of Security Holders         13

PART II
         Item 5.  Market for Registrant's Common Stock and Related
                  Stockholder Matters                                         14
         Item 6.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         14
         Item 7.  Financial Statements                                        14
         Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         15

PART III
         Item 9.   Directors and Executive Officers of the Registrant         16
         Item 10.  Executive Compensation                                     16
         Item 11.  Security Ownership of Certain Beneficial Owners
                   and Management                                             16
         Item 12.  Certain Relationships and Related Transactions             16
         Item 13.  Exhibits, Financial Statements, and Reports on Form 8-K    17

Signatures                                                                    22
Exhibit Index                                                                 24
Exhibit 13.1, Xiox Corporation 1998 Annual Report
Exhibit 23.1, Consent of Independent Auditors
Exhibit 27.1, Financial Data Schedule

PART I

Item 1.  Description of Business

A.  The Company

Xiox Corporation was originally incorporated in California in September 1982, and was subsequently reincorporated in Delaware in April 1987. Xiox became a publicly held company in February 1986.

We design, develop, manufacture and sell software and hardware systems that assist companies in managing their telecommunications expenses. These software and hardware solutions can operate on personal computers, local area networks, and Xiox hardware. Our systems efficiently provide information to facilitate telephone expense control; client, department, or project billback; and fraud control prevention. These systems can meet the simple needs of a 25-person office or the complex needs of a multi-site Fortune 500 corporation. In addition, we market a complete family of telephone and network security products.

Since our incorporation, our product line has expanded from a single software system to a full range of telecommunication systems, each of which has been designed to address the needs of small or large businesses in many different industries. In addition to our software and hardware-based systems, we also provide call costing rate tables and system enhancements to end users under subscription arrangements. We market our systems through a direct sales force, dealers, subsidiaries of the regional bell operating companies, and original equipment manufacturers.

Developments During 1998

In May 1998 we released GBS for Windows 1.04b. This upgrade enhanced the application's ease of use and interface with certain telephone switches.


In July 1998 we signed a major distributor agreement with Lucent Technologies. This agreement allows Lucent to market our products to hotels and motels throughout the United States. The products enable businesses in the hospitality industry to track their telecommunications expenses and render accurate billing for their guests' telecommunications use. Lucent will market our products primarily in conjunction with Lucent's GuestWorks(R) system, a communications system designed specifically for the hospitality industry.


In August 1998 we released the Xiox Intelligent Buffer. The buffer incorporates several patent pending features, such as "automatic baud rate detection" and "automatic DTE/DCE detection." This buffer is designed to work with software-based call accounting products in a direct connect or polling environment.

In September 1998 we introduced Xiox Traffic Operations Measurements ("TES-OM"). This product is designed to provide detailed analytical reports for Nortel Meridian and SL-1 PBX systems. This application allows customers to analyze calling pattern information, providing management information to assist them to accurately staff attendant consoles, measure the hold times for customers calling in, determine the number of disconnects, as well as identify system performance and capacity for critical PBX resources (such as loops, junctors, trunk groups, and attendants). The TES-OM reports are annotated with color graphs and explanations. Conditions that exceed Northern Telecom Technical Practices' recommendations are highlighted with an appropriate "Alert and Suggestion" annotation.

In 1998, we received a total of approximately $9,300,000 (net issuance costs of $224,717 as of December 31, 1998) from Intel Corporation, Flanders Language Valley CVA, Zero State Capital, and other private investors for the purchase of our Series A preferred stock. This occurred in closings on September 21, 1998, and October 5, 1998. All together, 1,907,989 shares of our Series A preferred stock were sold at a purchase price of $5.00 per share. The funds are being used on the development and marketing of a new product line that addresses the combined telephony and data markets. We plan to introduce the product in the second half of 1999.

B.  Products

Our products are sold to the commercial and hospitality markets and are comprised of three product categories:

     *        Call Accounting
     *        Traffic Engineering
     *        Facilities Management

These categories are often combined into an integrated package called a Telecommunications Management System ("TMS"). These products are provided on several platforms: on proprietary stand-alone hardware, personal computers, local area networks, or as a service bureau offering. We have implemented TMS for clients as a managed outsourcing project when customers are looking for an alternative to running call accounting independently.

TMS or telemanagement products can be used in most industries. The primary benefits that customers look for in a telemanagement system are a decrease in communications costs, through reductions in the number of minutes of telephone time utilized, and a reduction in the cost per minute of telecommunication usage.

Xiox Commercial Industry Product Applications

Call Accounting Software

Call accounting software is used to collect data from telephone calls (generally from the Private Branch Exchange or "PBX"), and to price calls by applying long distance and local exchange carrier tariffs. Rated calls are placed into a database and can be sorted, summed, and printed in a variety of report formats. A call accounting system can generate savings ranging between 10 and 40 percent of the total number of minutes used each month, compared to telecommunication networks without call accounting. Savings are realized when call accounting allows a company to increase the efficiency of its telecommunications network and to reduce the minutes of usage. If each employee were to reduce phone usage by five minutes per day, the savings for 100 employees at a cost of $0.12 per minute, for example, would be $15,000 per year.

Call accounting software systems and related subscription services are designed to be utilized in connection with the user's telephone system and personal computer or local area network. Although we do not manufacture computers; we can provide computers upon customer request.

Our call accounting systems do not require insertion of additional expansion boards into a computer. An end user's computer does not need to be dedicated to perform only call accounting functions under a Windows-based operating system (Win95, Win98, NT3.5, and NT4.0 workstations). For additional data security, we offer a call storage buffer. These external call storage devices are built to our specifications and sold through our distribution channels as part of an integrated system.

Our software is also used by professional and legal firms to pass on, usually with a mark-up, telephone expenses incurred on behalf of clients. Hotels, universities, hospitals, and shared tenant organizations use the software to charge guests, students, faculty, patients, and tenants for their telephone usage.

GBS for Windows(TM) was designed for ease of use. All of our tools and reports are accessible with point and click functionality, including:

     *        macros for viewing information in colorful graphical formats,
     * Intelligent Configuration(TM) (patented) for automatic and simple installation,
     *        scheduled polling, processing, and reporting,
     *        intuitive management of multiple sites,
     * rate table updates at a click of a button or automatically scheduled.

By utilizing these tools, a GBS for Windows(TM) user can install the software and create high impact graphical presentations within hours. In comparison, other DOS-based and Windows(TM) competitive packages can take up to several days to install, configure, and learn, with additional time needed to prepare the first graph. Our current GBS for Windows(TM) is built upon its predecessor's reputation for accuracy, flexibility, and quality of support.

Customers with more than one location may elect to establish a central (host) site that will poll remote sites over telephone lines. Our central polling software works in conjunction with pollable call storage buffers to create a networked telemanagement system.

Call Accounting Hardware

Our hardware-based call accounting systems, The Prophet Series, are microprocessor-based, stand-alone systems. Available with both general business and lodging firmware, the Prophet systems are available in a range of sizes. Call storage, processing, and rating are all performed within the device's firmware. An external keypad is available for simplifying report generation. Reports may also be generated via a touch-tone telephone. This series is aimed at the lower-cost end user market and is sold through our distribution channels.

An enhancement to the series includes the Prophet Writer(R) for Windows software. When call records are downloaded to a customer-provided personal computer, they may be stored to the computer's hard drive. Prophet Writer(R) software greatly enhances the reporting capabilities of the Prophet system. Also, a polling option allows data from multiple remote Prophet devices to be collected and reported at a central site.

Traffic Engineering for Windows Software

The Xiox Traffic Engineering for Windows Software ("XTES") is a Microsoft Windows-based management tool used to reduce the cost per minute of telecommunications. This is accomplished by analyzing trunk utilization and identifying problems with automatic route selection programs (also called "least call routing") in the PBX.

This product greatly simplifies the traffic engineering function. The "Alerts and Suggestions" report identifies actions that should be considered to reduce costs or eliminate blockage.

Our traffic engineering software works in conjunction with our call accounting software databases or as a separate application to reduce the user's cost per minute. Implementation of the software's suggestions can materially reduce most companies' cost per minute.

The Xiox Traffic Operations Measurements product ("TES-OM") is a Microsoft Windows-based analysis tool used to optimize performance and detect hardware and configuration problems with Nortel Meridian PBX equipment. This software package was designed specifically for Nortel Meridian-1 and SL-1 equipment to record hourly traffic statistics reported by the PBX, properly interpret the data, and provide a comprehensive set of illustrated color reports and historical information.

This product annotates reports with information identifying abnormal conditions reported on the PBX that fall outside the recommendations provided by Nortel for their customers. Customers may use this information to significantly reduce their monthly service costs and/or greatly improve service performance on the PBX.

Facilities Management Software

The Xiox Windows Facilities Management ("XFMS") is a Microsoft Windows-based software system that automates record keeping for voice and data facilities. XFMS provides financial and operational control by integrating service order processing, equipment inventory management, cost allocation, trouble management, directory, and cable record management into a powerful database management system.

XFMS enables a LAN-based, multi-user configuration to integrate interrelated tasks with a minimum number of entries. The system is also used to manage expenses and can be used in conjunction with call accounting to provide a consolidated extension report of all telephony-related expenses incurred by a user or tenant over a specific time period.

Xiox Hospitality Industry Product Applications

Call Accounting Software

Xiox Lodging Software is specifically designed for hotels, motels, hospitals, and nursing homes. It immediately prices calls and produces a call receipt which is posted to the guest's or patient's folio. If the business has a computerized property management system, the call accounting system prices and processes call records and communicates them to the property management system for automatic integration into a guest's records. In 1999 an enhanced version of this product is being released to run on the Microsoft Windows operating systems WIN98 and NT4.0.

Call Accounting Hardware

Xiox Summa Prophet H Series prices, marks up, and posts to the hotel's property management system or provides easy-to-use guest billback capability for properties without a property management system. The Prophet H stores 1,000 call records and is available in two models: the H-3, which manages up to 300 extensions, and the H-10, which manages up to 10,000 extensions.

Both lodging systems interface with almost all available property management systems and produce daily and monthly profit reports.

Xiox Summa Pro(R) is a stand-alone call accounting system designed for budget and economy hotels with up to 500 extensions and provides a call storage capacity of 14,000 call records. The product allows smaller properties to afford the revenue-producing benefits of call accounting systems, such as accurate tracking and billing of guest calls. It features smart, easy-to-use commands that allow any property manager or front desk employee to operate without lengthy training, and it includes one-touch reporting and credit limit alarm.

The Summa Pro(R) offers one-step processing of guest checkout, night audit procedures, credit limit, and current call reports. Additionally, it features an array of system alarms including 911, accurate tracking and billing of guest calls, with separate billing for administrative extensions, and a four-line display with easy prompting and descriptive problem identification. The compact physical size of the Summa Pro(R) is designed for the limited space in a front desk environment.


Product Support and Subscription Services

We obtain and resell third-party hardware, primarily external buffers. In addition, we provide an option for our customers and dealers for system installation, training, and travel costs associated with familiarizing customers with systems.

We renew product support subscriptions for customers on an annual basis. Renewal entitles a client to unlimited access to our Product Support Center and receipt of any product enhancements or "bug fixes" throughout the year.

We provide end users with call costing rate tables under annual subscriptions. These rate tables provide the end user with current telephone tariffs to generate accurate call rating. We offer several rate table options, based on the complexity of the customer's telecommunications environment. We also offer enhancements to and support of systems after the first year of use.

C.  Sales,  Marketing, and Distribution Methods

We market our systems to end users primarily through our network of authorized dealers. We sell to over 450 dealers, including the regional bell operating companies (i.e., U.S. West Information Systems and Bell South Communications Systems) and several independent business telephone dealers. Most of our dealer agreements do not include commitments by such dealers to purchase a minimum number of systems, and typically may be canceled at any time with 30 days prior written notice. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distribution network. Two customers each accounted for 11 percent of our revenue during 1998, versus one customer that accounted for 12 percent of our revenue in 1997. During each of the years ended December 31, 1998 and 1997, our export sales were less than two percent of total sales.

Our marketing approach varies depending upon the type of system. A description of each of these approaches is set forth below.

Xiox GBS for Windows, Xiox Traffic Engineering for Windows Software, and Xiox Facilities Management Software: These systems are typically marketed to large corporations primarily through our sales force, regional bell operating companies, or business telephone dealers. In order for dealers to effectively establish and support their customer base, we must commit technical and sales personnel to training dealers in installation and application support.

Xiox Lodging Software, Summa Prophet H, and Summa Pro(R): The Summa Suite family of products is targeted to independent and chain-affiliated properties in the lodging industry.

Marketing  of  Xiox  Lodging   Software  is  through  the  direct  sales  force,
value-added dealers specializing in lodging specific systems.

Xiox Prophet Call Accounting Systems: These hardware devices are marketed exclusively through our distributors and original equipment manufacturers.

D.  Revenue Patterns

Our operating history indicates a sales pattern reflective of both the telecommunication and computer industries, with sales generally weaker in the first quarter of each calendar year in comparison to the last quarter of the previous year.

E.   Industry and Competition

The telecommunications systems industry has been characterized by intense competition and rapid technological and marketing changes. The principal competitive factors in the telephone management and call accounting software systems market are customer service, dealer coverage, name recognition, product performance, price, and flexibility of product design.

Most of our competitors have substantially greater financial, marketing, and technology resources than we do, and that may harm our ability to compete effectively with them. Based on industry sources, we believe that both Telco Research and ISI-Infortext, which are privately held, have revenues that are at least twice as large as our revenues. Nortel, a public company, reported 1998 revenues of approximately $18 billion (including the revenues of Bay Networks, which Nortel acquired). In each case, we believe our competitors have marketing and technological resources commensurate with their revenues. We cannot be certain that we will be able to compete successfully against either current or potential competitors or that competition will not have a material adverse effect on our business, consolidated results of operations, and financial condition.

If we do not keep pace with rapid technological change, we may not be able to produce new products and remain competitive. The software industry is characterized by rapid technological change, as well as changes in customer requirements and preferences. In order to remain competitive in this industry, we must quickly respond to such changes, including the enhancement and upgrading of existing products and the introduction of new products. We believe that our future results will depend largely upon our ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancements, reputation, and training.

Original Equipment Manufacturers. Currently, our products compete with systems offered by manufacturers of computerized telephone systems. We compete on the basis that our products operate on standard personal computers and are typically offered at lower prices; many of our competitors' products require a significant hardware investment.

Independent Hardware and Software Developers. Directly and through dealers, we also compete with numerous independent hardware and software developers.

We believe that we effectively compete with other companies on the basis of price, performance, and more sophisticated features. However, because the market in which we compete is intensely competitive, we cannot be sure that we will remain competitive in respect to some or all of these factors.

F.  Research and  Development Expenses

We are committed to the development of new products and the continued enhancement of our existing products. During 1998 significant enhancements were made to the GBS for Windows software. In addition, new products released included Xiox Intelligent Buffer and Traffic Operations Measurements.

In 1998 we continued a large development effort on a new product line addressing the combined telephony and data markets. During 1998 we expended $4,194,254 on research and development versus $1,020,145 in 1997. We expect the spending during 1999 to exceed this amount. We plan to introduce the product in the second half of 1999.


G.   Patents, Copyrights, Trademarks, and Licenses

We have filed for copyrights for our computer programs and algorithms. We have secured trademark protection for our service marks under our Fort Knox(R) Family of products, including Fort Knox(R), Hacker Tracker(R), Xiox Hacker Tracker(R), Hacker Preventer(R), and Hacker Deadbolt(R). We also have trademark protection for Prophet Writer(R), Summa Pro(R), Summa Suite(R), Summa Voice(R), and our window and curtain graphic logo. Xiox(TM) is also our trademark. We also filed for patents on: (1) an innovative technique used to automatically determine the data transmission rate (baud rate) and characteristics from another device under the RS-232C protocol; and (2) technology used by the our Hacker Preventer(R) product to profile and react to a user's observed behavior. We have received patents on: (1) an innovative answer detection technology; and (2) an intelligent software application installation and configuration methodology that includes a remote rate table delivery system.

H.   Production and Backlog

We produce our products from a library of master diskettes upon receipt of firm orders. Software orders are usually placed on an as-needed basis and are shipped by us shortly after receipt of an order. As a result, we do not have a substantial backlog, and our backlog at any particular time is generally not indicative of our future level of sales. Our hardware products are manufactured to our specifications by outside suppliers. These products are also available from alternate domestic suppliers. We defer substantial revenue from annual subscriptions for our annual rate table and maintenance and support agreement subscriptions. This deferred revenue is amortized over the life of the subscription.

I.   Employees

We had 75 full-time employees as of December 31, 1998, and 77 total employees.

Item 2.  Description of Property

We lease approximately 13,168 square feet of office space at 577 Airport Boulevard, Suite 700, Burlingame, California. The lease expires July 31, 2000. In addition, we lease 19,069 square feet of multi-use space at 150 Dow Court, Manchester, New Hampshire, under a seven-year lease that expires January 31, 2005. We also lease a 692 square-foot facility at 8010 East McDowell Road, Scottsdale, Arizona, under a three-year lease which expires October 31, 1999.


Item 3.  Legal Proceedings

None.


Item 4.  Submission of Matters to a Vote of Security Holders


Not applicable.

PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

This information is set forth under the caption "Stock Trading Information" on page 28 of our 1998 Annual Report to stockholders and is hereby incorporated by reference.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This information is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 8 of the Annual Report and is hereby incorporated by reference.


Item 7.  Financial Statements

The following Xiox financial statements and the independent auditors' report appearing on pages 9 through 26 of the Annual Report are hereby incorporated herein by reference.

        Consolidated Balance Sheets as of December 31, 1998 and 1997

        Consolidated Statements of Operations for the years ended
        December 31, 1998 and 1997

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1998  and 1997

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

PART III


Item 9.  Directors and Executive Officers of the Registrant

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 9 of Form 10-KSB with respect to the members of the Board of Directors and Executive Officers of Xiox is incorporated by reference to the information contained in the sections captioned "Nominees," "Business Experience of Directors," "Executive Officers," and "Section 16(A) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission.


Item 10.  Executive Compensation

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 10 of Form 10-KSB with respect to executive compensation is incorporated by reference to the information contained in the section captioned "Executive Compensation" in our definitive proxy statement for the 1999 annual meeting of stockholders to be filed with the SEC.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 11 of Form 10-KSB with respect to security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and
Management" in our definitive proxy statement for the 1999 annual meeting of stockholders to be filed with the SEC.


Item 12.  Certain Relationships and Related Transactions

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 12 of Form 10-KSB with respect to certain relationships and related transactions is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in our definitive proxy statement for the 1999 annual meeting of stockholders to be filed with the SEC.

Item 13.  Exhibits, Financial Statements, and Reports on Form 8-K

     A.  The following documents are filed as parts of this report.

                  1. Financial Statements: The following Consolidated Financial Statements of Xiox Corporation and Report of KPMG LLP, independent auditors, are incorporated by reference to pages 9 through 27 of the registrant's Annual Report to stockholders.

                                                                 Page(s) in 1998
                                                                  Annual Report
                                                                 ---------------

          Consolidated Balance Sheets as of                                9
          December 31, 1998 and 1997

          Consolidated Statements of Operations                           10
          for the years ended December 31, 1998 and 1997

          Consolidated Statements of Stockholders' Equity for             11
          the years ended December 31, 1998 and 1997

          Consolidated Statements of Cash Flows                        12-13
          for the years ended December 31, 1998 and 1997

          Notes to Consolidated Financial Statements                   14-26

          Independent Auditors' Report                                    27

                  2. Exhibits: The Exhibits listed on the accompanying Index to Exhibits, immediately following the financial statement schedules, are filed as part of, or incorporated by reference into, this report.

Number           Description
------           -----------


2.1(1) Proposed Agreement and Plan of Merger between Xiox Corporation, a California corporation, and Xiox Corporation, a Delaware corporation.

3.l(2) Certificate of Incorporation as filed with the Secretary of State of the State of Delaware.

3.2(2)           Bylaws.

3.3(14)          Certificate of Amendment dated May 26, 1998.

3.4(14) Certificate of Designations, Preferences, and Other Rights of the Series A Preferred.

4.1(2) Certificate of Incorporation as filed with the Secretary of State of the State of Delaware and Bylaws.

4.2(3) Common Stock Purchase Agreement dated June 30, 1997, between Xiox and Flanders Language Valley C.V.A.

4.3(3)           Investor  Rights   Agreement  dated  June  30,  1997,   between
                 registrant and Flanders Language Valley C.V.A.

4.4(15)          Form of Common Stock Certificate.

4.5(14)          Stock Purchase and Investor  Rights  Agreement  dated September
                 21, 1998.

4.6(14)          Right of First Refusal and Co-Sale  Agreement  dated  September
                 21, 1998.

5.1(15)          Opinion of Wilson Sonsini Goodrich & Rosati.

10.02(4) Dealer Sales Agreement dated April 25, 1985, between registrant and PacTel InfoSystems.

10.04(5)         Xiox Corporation Restated 1984 Stock Option Plan.

10.05(13)        Form of Notice of Grant and Stock Option  Agreement to Restated
                 1984 Stock Option Plan.

10.06(5)         Form of Stock Purchase Agreement.

10.07(5)         Form of Automatic Option Agreement.

10.08(5)         Form of Stock Purchase Agreement.

10.09(2)         Lease  Agreement  between Xiox and Bay Park Plaza,  dated March
                 20, 1987.

10.10(6) Amended Lease Agreement between Xiox and Bay Park Plaza, dated July 28, 1994.

10.12(12)        Sublease  and  Lease  Agreement  between  Xiox and C. E.  Heath
                 Compensation and Liability Company, dated April 1, 1996.

10.13(2)         Form of Director Indemnity Agreement.

10.14(7)         Xiox Corporation 1994 Stock Plan.

10.15(7)         Form Stock Option Agreement to 1994 Stock Plan.

10.16(11)        Xiox Corporation 1994 Stock Plan, as amended.

10.17(16)        Xiox Corporation 1994 Stock Plan, as amended.

10.25(8)         Agreement  for the  Purchase  and Sale of  Stock  of SFX,  Inc.
                 (formerly Summa Four Business Products, Inc.), dated March 27, 1991.

10.26(9) Agreement for Business Combination by and among Xiox Corporation and Gemini Telemanagement Systems (principal shareholders Richard Alter, Gregory Bell and Darrell Krulce), dated August 17, 1994.

10.27(10)        Asset Purchase Agreement of Instor Systems  Corporation,  dated
                 October 12, 1994.

10.28(17)        Lease  Agreement  between Xiox and One Dow Court,  Inc.,  dated
                 November 18, 1997.

13.1*            1998 Annual Report to stockholders.

21.1**           Subsidiaries of Xiox.

23.1(15)         Consent of KPMG LLP, Independent Auditors.

24.1             Power of Attorney (see page 22).

27.1*            Financial Data Schedule.


*          Filed herewith.

** Listed under the caption "Principles of Consolidation" in Xiox's 1998 Annual Report to stockholders, attached as Exhibit 13.1.

(1) Incorporated by reference to Xiox's report on Form 10-K for the year ended December 31, 1986.

(2) Incorporated by reference to Xiox's report on Form 10-K for the year ended December 31, 1987.

(3) Incorporated by reference to Xiox's report on Form 8-K, as filed by Xiox on July 22, 1997 and October 8, 1997.

(4)        Incorporated  by reference to Xiox's  Registration  Statement on Form
           S-1.

(5) Incorporated by reference to Xiox's Registration Statement on Form S-8 (File No. 33-42433).

(6) Incorporated by reference to Xiox's report on Form 10-KSB for the year ended December 31, 1995.

(7) Incorporated by reference to Xiox's Registration Statement on Form S-8 (File No. 33-88996) filed on February 1, 1995.

(8) Incorporated by reference to Xiox's Form 8-K filed on March 27, 1991, as amended on June 7, 1991.

(9) Incorporated by reference to Xiox's Form 8-K filed on August 29, 1994, as amended on October 28, 1994.

(10)       Incorporated  by  reference  to Xiox's Form 8-K filed on December 15,
           1994.

(11) Incorporated by reference to Xiox's Registration Statement on Form S-8, filed on June 20, 1997 (File No. 333-29703).

(12) Incorporated by reference to Xiox's report on Form 10-K for the year ended December 31, 1996.

(13) Incorporated by reference to Xiox's Registration Statement on Form S-8 (File No. 33-37686).

(14)       Incorporated  by  reference  to Xiox's Form 8-K filed  September  24,
           1998.

(15) Incorporated by reference to Xiox's Registration Statement on Form S-3/A filed February 24, 1999 (File No. 333-68435).

(16) Incorporated by reference to Xiox's Registration Statement on Form S-8, filed on June 18, 1998 (File No. 333-57149).

(17) Incorporated by reference to Xiox's Report on Form 10-K for the year ended December 31, 1997.

B. Reports on Form 8-K:

Xiox filed the following reports on Form 8-K or 8-K/A during the year ended December 31, 1998:

        Resolution of a patent interference proceeding with Coral Systems filed January 29, 1998, on Form 8-K.

        Stock Purchase and Investor Rights Agreement with Intel Corporation, Flanders Language Valley CVA, Zero Stage Capital, and other private investors for the private placement of $9.5 million of Series A Preferred Stock dated September 21, 1998, $3.1 million of which closed on same date and filed September 24, 1998, on Form 8-K.

        Stock Purchase and Investor Rights Agreement with Intel Corporation, Flanders Language Valley CVA, Zero Stage Capital, and other private investors for the private placement of $9.5 million of Series A
        Preferred Stock dated October 5, 1998, $6.4 million of which closed on same date and filed October 8, 1998, on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xiox Corporation

Date:                               By:

March 31, 1999                     /s/     William H. Welling
                                   ---------------------------------------------
                                           William H. Welling
                                   Chairman and Chief Executive Officer


POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Melanie D. Johnson and William H. Welling, jointly and severally, his respective attorneys-in-fact, each with the power of substitution, for each other in any and all capacities, to sign any amendments to this report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his respective substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 31, 1999                       /s/       William H. Welling
                                     -------------------------------------------
                                               William H. Welling
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer) and Director


March 31, 1999                       /s/       Mark A. Parrish, Jr.
                                     -------------------------------------------
                                               Mark A. Parrish, Jr.
                                                       Director


March 31, 1999                       /s/       Atam Lalchandani
                                     -------------------------------------------
                                               Atam Lalchandani
                                     Director and Assistant Corporate Secretary

March 31, 1999                     /s/         Bernard T. Marren
                                   ---------------------------------------------
                                               Bernard T. Marren
                                                  Director


March 31, 1999                     /s/         Robert K. McAfee
                                   ---------------------------------------------
                                               Robert K. McAfee
                                                 Director


March 31, 1999                     /s/         Philip Vermeulen
                                   ---------------------------------------------
                                               Philip Vermeulen
                                                 Director


March 31, 1999                     /s/         Melanie D. Johnson
                                   ---------------------------------------------
                                               Melanie D. Johnson
                                   Vice President of Finance/Chief Financial
                                           Officer/Corporate Secretary

                                  EXHIBIT INDEX

Number           Description
------           -----------

2.1(1) Proposed Agreement and Plan of Merger between Xiox Corporation, a California corporation and Xiox Corporation, a Delaware corporation.

3.l(2) Certificate of Incorporation as filed with the Secretary of State of the State of Delaware.

3.2(2)           Bylaws.

3.3(14)          Certificate of Amendment dated May 26, 1998.

3.4(14) Certificate of Designations, Preferences, and Other Rights of the Series A Preferred.

4.1(2) Certificate of Incorporation as filed with the Secretary of State of the State of Delaware and Bylaws.

4.2(3) Common Stock Purchase Agreement dated June 30, 1997, between Xiox and Flanders Language Valley C.V.A.

4.3(3)           Investor  Rights   Agreement  dated  June  30,  1997,   between
                 registrant and Flanders Language Valley C.V.A.

4.4(15)          Form of Common Stock Certificate.

4.5(14)          Stock Purchase and Investor  Rights  Agreement  dated September
                 21, 1998.

4.6(14)          Right of First Refusal and Co-Sale  Agreement  dated  September
                 21, 1998.

5.1(15)          Opinion of Wilson Sonsini Goodrich & Rosati.

10.02(4) Dealer Sales Agreement dated April 25, 1985, between registrant and PacTel InfoSystems.

10.04(5)         Xiox Corporation Restated 1984 Stock Option Plan.

10.05(13)        Form of Notice of Grant and Stock Option  Agreement to Restated
                 1984 Stock Option Plan.

10.06(5)         Form of Stock Purchase Agreement.

10.07(5)         Form of Automatic Option Agreement.

10.08(5)         Form of Stock Purchase Agreement.

10.09(2)         Lease  Agreement  between Xiox and Bay Park Plaza,  dated March
                 20, 1987.

10.10(6) Amended Lease Agreement between Xiox and Bay Park Plaza, dated July 28, 1994.

10.12(12)        Sublease  and  Lease  Agreement  between  Xiox and C. E.  Heath
                 Compensation and Liability Company, dated April 1, 1996.

10.13(2)         Form of Director Indemnity Agreement.

10.14(7)         Xiox Corporation 1994 Stock Plan.

10.15(7)         Form Stock Option Agreement to 1994 Stock Plan.

10.16(11)        Xiox Corporation 1994 Stock Plan, as amended.

10.17(16)        Xiox Corporation 1994 Stock Plan, as amended.

10.25(8)         Agreement  for the  Purchase  and Sale of  Stock  of SFX,  Inc.
                 (formerly Summa Four Business Products, Inc.), dated March 27, 1991.

10.26(9) Agreement for Business Combination by and among Xiox Corporation and Gemini Telemanagement Systems (principal shareholders Richard Alter, Gregory Bell and Darrell Krulce), dated August 17, 1994.

10.27(10)        Asset Purchase Agreement of Instor Systems  Corporation,  dated
                 October 12, 1994.

10.28(17)        Lease  Agreement  between Xiox and One Dow Court,  Inc.,  dated
                 November 18, 1997.

13.1*            1998 Annual Report to stockholders.

21.1**           Subsidiaries of Xiox.

23.1(15)         Consent of KPMG LLP, Independent Auditors.

24.1             Power of Attorney (see page 22).

27.1*            Financial Data Schedule.

*          Filed herewith.

** Listed under the caption "Principles of Consolidation" in the Xiox's 1998 Annual Report to stockholders, attached as Exhibit 13.1.

(1) Incorporated by reference to Xiox's report on Form 10-K for the year ended December 31, 1986.

(2) Incorporated by reference to Xiox's report on Form 10-K for the year ended December 31, 1987.

(3) Incorporated by reference to Xiox's report on Form 8-K, as filed by Xiox on July 22, 1997 and October 8, 1997.

(4)        Incorporated  by reference to Xiox's  Registration  Statement on Form
           S-1.

(5) Incorporated by reference to the Xiox's Registration Statement on Form S-8 (File No. 33-42433).

(6) Incorporated by reference to Xiox's report on Form 10-KSB for the year ended December 31, 1995.

(7) Incorporated by reference to Xiox's Registration Statement on Form S-8 (File No. 33-88996) filed on February 1, 1995.

(8) Incorporated by reference to Xiox's Form 8-K filed on March 27, 1991, as amended on June 7, 1991.

(9) Incorporated by reference to Xiox's Form 8-K filed on August 29, 1994, as amended on October 28, 1994.

(10)       Incorporated  by  reference  to Xiox's Form 8-K filed on December 15,
           1994.

(11) Incorporated by reference to Xiox's Registration Statement on Form S-8, filed on June 20, 1997 (File No. 333-29703).

(12) Incorporated by reference to Xiox's report on Form 10-K for the year ended December 31, 1996.

(13) Incorporated by reference to Xiox's Registration Statement on Form S-8 (File No. 33-37686)

(14)       Incorporated  by  reference  to Xiox's Form 8-K filed  September  24,
           1998.

(15) Incorporated by reference to Xiox's Registration Statement on Form S-3/A filed February 24, 1999 (File No. 333-68435).

(16) Incorporated by reference to Xiox's Registration Statement on Form S-8, filed on June 18, 1998 (File No. 333-57149).

(17) Incorporated by reference to Xiox's Report on Form 10-K for the year ended December 31, 1997.