Form 10QSB
period 1999-03-31
XIOX CORP
filed 1999-05-17
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   FORM 10-QSB


    (Mark One)
        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period March 31, 1999;

                                       or
        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

                            Commission file #0-15797


                                XIOX CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                          95-3824750
 ------------------------------                            ------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No)

   577 Airport Blvd, Suite 700,
      Burlingame, California                                      94010
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number:                                    (650) 375-8188
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

Issuer's number of common shares
outstanding at April 30, 1999                                   3,185,388 shares
--------------------------------------------------------------------------------

                         X I O X   C O R P O R A T I O N

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I   Financial Information

         Item 1.

               Condensed Consolidated Balance Sheets -
                  March 31, 1999 (unaudited) and
                  December 31, 1998 (unaudited)                            3

               Condensed  Consolidated  Statements  of  Operations
                  Three Months ended March 31, 1999 (unaudited)
                  and March 31, 1998 (unaudited)                           4

               Condensed Consolidated Statements of Cash Flows  -
                  Three Months ended March 31, 1999 (unaudited)
                   and March 31, 1998 (unaudited)                         5-6

               Notes to Condensed Consolidated Financial Statements       7-10


         Item 2.

               Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           11-15


PART II  Other Information

         Item 6.

               Exhibits and Reports on Form 8-K                            16


               Signatures                                                  17

                                                          XIOX CORPORATION
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (unaudited)

                                                                                                  March 31,           December 31,
                                                                                                    1999                   1998
                                                                                                 ------------          ------------
                                                                                                                            ***
ASSETS
CURRENT ASSETS:
    CASH & CASH EQUIVALENTS                                                                      $  6,440,993             8,272,251
    ACCOUNTS RECEIVABLE, NET                                                                          737,766               714,200
    OTHER RECEIVABLES                                                                                  13,135                 9,585
    INVENTORIES                                                                                       443,414               433,149
    PREPAID EXPENSES AND OTHER ASSETS                                                                 220,040                96,413
                                                                                                 ------------          ------------

        TOTAL CURRENT ASSETS                                                                        7,855,348             9,525,598

PROPERTY, EQUIPMENT AND SOFTWARE, NET                                                               1,692,950             1,445,977
NOTES RECEIVABLE                                                                                      100,000               100,000
DEPOSITS & OTHER ASSETS                                                                               324,366               336,645
                                                                                                 ------------          ------------

             TOTAL ASSETS                                                                        $  9,972,664            11,408,220
                                                                                                 ============          ============
LIABILITIES/STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    ACCOUNTS PAYABLE                                                                             $    359,181               325,198
    ACCRUED EXPENSES                                                                                  297,067               312,248
    ACCRUED COMPENSATION                                                                              207,214               158,870
    PURCHASE DEPOSITS                                                                                  35,270                42,382
    DEFERRED REVENUE                                                                                  813,540               872,536
                                                                                                 ------------          ------------

        TOTAL CURRENT LIABILITIES                                                                $  1,712,272             1,711,234

NOTES PAYABLE                                                                                          32,716                42,473

COMMITMENTS & CONTINGENCIES

MINORITY INTEREST                                                                                     123,794               117,883

STOCKHOLDERS' EQUITY:
    PREFERRED STOCK,  $0.01 par value;  2,000,000 shares  authorized;
    1,877,989 issued and outstanding as of March 31, 1999 and
    December 31, 1998: liquidation preference of $9,389,945                                            18,780                18,780
    COMMON STOCK, $.01 Par, 10,000,000 shares authorized, 3,178,399 and
    3,177,387 shares issued and outstanding as of March 31, 1999 and
    December 31,1998, respectively                                                                     31,784                31,774
    ADDITIONAL PAID-IN CAPITAL                                                                     17,491,533            17,489,554
    DEFERRED COMPENSATION                                                                              (7,465)               (8,265)
    WARRANTS FOR COMMON STOCK                                                                         108,275               108,275
    ACCUMULATED OTHER COMPREHENSIVE LOSS                                                              (58,715)              (17,644)
    ACCUMULATED DEFICIT                                                                            (9,480,310)           (8,085,844)
                                                                                                 ------------          ------------
         TOTAL STOCKHOLDERS' EQUITY                                                                 8,103,882             9,536,630
                                                                                                 ------------          ------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  9,972,664            11,408,220
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

                                                                                                                              PAGE 3

                                                          XIOX CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)

                                                                                       Three months ended         Three months ended
                                                                                          March 31, 1999             March 31, 1998
                                                                                          --------------             --------------
REVENUES                                                                                    $ 1,314,165                  1,197,861
                                                                                            -----------                -----------

PRODUCT COSTS                                                                                   545,448                    583,747
RESEARCH AND DEVELOPMENT                                                                      1,431,708                    932,066
MARKETING, SALES, GENERAL AND  ADMINISTRATIVE                                                   815,387                    735,586
                                                                                            -----------                -----------

                                                                                              2,792,543                  2,251,399
                                                                                            -----------                -----------

      LOSS FROM OPERATIONS                                                                   (1,478,378)                (1,053,538)

OTHER INCOME, NET                                                                                87,037                     28,337
                                                                                            -----------                -----------

      LOSS BEFORE INCOME TAXES                                                               (1,391,341)                (1,025,201)

INCOME TAX PROVISION                                                                              3,125                      1,200
                                                                                            -----------                -----------

      NET LOSS                                                                              $(1,394,466)                (1,026,401)
                                                                                            ===========                ===========



PER SHARE INFORMATION:

BASIC NET LOSS PER SHARE                                                                    $     (0.44)                     (0.33)
                                                                                            ===========                ===========

NUMBER OF SHARES USED IN BASIC
PER SHARE COMPUTATION                                                                         3,177,763                  3,144,231
                                                                                            ===========                ===========


DILUTED NET LOSS PER SHARE                                                                  $     (0.44)                     (0.33)
                                                                                            ===========                ===========

NUMBER OF SHARES USED IN DILUTED
PER SHARE COMPUTATION                                                                         3,177,763                  3,144,231
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

                                                                                                                              PAGE 4

                                                          XIOX CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)

                                                                                         Three months ended       Three months ended
                                                                                            March 31, 1999           March 31, 1998
                                                                                            --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                                      $(1,394,466)              (1,026,401)

ADJUSTMENTS TO RECONCILE NET LOSS TO
CASH USED IN BY OPERATIONS
      DEPRECIATION AND AMORTIZATION                                                               109,300                   63,189
      AMORTIZATION OF DEFERRED COMPENSATION                                                           800                    2,133
      MINORITY INTEREST IN NET LOSS                                                                (2,648)                  (9,674)

CHANGE IN OPERATING ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE, NET                                                                    (23,566)                 243,755
      OTHER RECEIVABLES                                                                            (4,443)                 411,384
      INVENTORIES                                                                                 (10,265)                  (4,860)
      PREPAIDS,  DEPOSITS AND OTHER ASSETS                                                       (135,606)                  74,687
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                                        69,575                   96,187
      PURCHASE DEPOSITS                                                                            (7,111)                 (19,300)
      DEFERRED REVENUE                                                                            (58,996)                 (42,823)
                                                                                              -----------              -----------

NET CASH USED IN OPERATING ACTIVITIES                                                          (1,457,426)                (211,723)
                                                                                              -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      ACQUISITION OF PROPERTY, EQUIPMENT AND SOFTWARE                                            (357,272)                (439,217)

CASH FROM FINANCING ACTIVITIES:
      PROCEEDS FROM BORROWINGS                                                                     (9,757)                  69,464
      PROCEEDS FROM SALE OF COMMON STOCK                                                            1,988                     --
      REPAYMENT OF STOCKHOLDER NOTE                                                                  --                     15,938
                                                                                              -----------              -----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                                (7,769)                  85,402
                                                                                              -----------              -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                            (8,791)                  (5,928)
                                                                                              -----------              -----------

NET DECREASE IN CASH & CASH EQUIVALENTS                                                        (1,831,258)                (571,466)

BEGINNING CASH AND CASH EQUIVALENTS                                                             8,272,251                2,633,860
                                                                                              -----------              -----------

ENDING CASH AND CASH EQUIVALENTS                                                              $ 6,440,993                2,062,394
                                                                                              ===========              ===========

                                                             (continued)

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                                                              PAGE 5

                                                  XIOX CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ,(cont.)
                                                     (unaudited)

                                                                              Three months ended  Three months ended
                                                                                 March 31, 1999     March 31, 1998
                                                                                 --------------     --------------
SUPPLEMENTAL CASH FLOW INFORMATION:
      INTEREST PAID                                                                  $ 626                 485
      INCOME TAXES                                                                    --                 2,250

NONCASH FINANCING ACTIVITIES:

      ADDITIONAL SHARES ISSUED IN CONNECTION WITH THE FLANDERS
      LANGUAGE VALLEY STOCK                                                          $--                 2,113
                                                                                     =====               =====

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                                              PAGE 6

                         X I O X   C O R P O R A T I O N

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 1998.


NOTE 2: REVENUE RECOGNITION AND DEFERRED REVENUE

Effective January 1, 1998, the Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition." Under SOP 97-2, revenue from product sales is recognized when evidence of the arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. The Company provides reserves for estimated returns of product sales and accrues for the estimated costs of providing customer support when deemed necessary.

Under SOP 97-2, the Company is required to defer revenue related to customer support and rate tariff table subscriptions and to recognize this revenue ratably over the period of the agreements. Support and rate tariff table subscriptions entitle a customer to receive future releases and enhancements of the related software products and/or to receive the current local and long distance provider tariff rates for their call accounting systems for the subscription period.


NOTE 3: INVENTORIES

Inventories have been stated at the lower of first-in, first-out cost or market. Inventories consist solely of purchased hardware and software products (finished goods).


NOTE 4:   BANK LINE OF CREDIT

The Company maintains a $1,000,000 line of credit collateralized by eligible accounts receivable. The line bears interest at prime plus 1.0% (8.75% as of March 31, 1999) which the Company intends to renew upon expiration in May 1999. No amounts were outstanding under the line as of March 31, 1999.

                         X I O X   C O R P O R A T I O N

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: XIOX FLANDERS N.V.

Xiox Flanders N.V. ("Xiox Flanders") was incorporated in Belgium pursuant to an agreement between the Company and Flanders Language Valley (Flanders") and is owned 94.9% by the Company and 5.1% by Flanders. The Company has committed to fund Xiox Flanders with approximately $1,700,000 in 1999. The actual amount of funding provided by the Company will depend on the business needs of Xiox Flanders and can be modified by a vote of the Board of Directors.


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

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options are considered antidilutive because the options' exercise price was above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share.

The shares used in per share computations for the periods ended March 31, 1999 and 1998 are as follows:

                                                          March 31,    March 31,
                                                            1999         1998
                                                          ---------    ---------
Weighted-average common shares used to
      calculate basic net income (loss) per share         3,177,763    3,144,231
Dilutive incremental shares                                    --           --
                                                          ---------    ---------

Shares used in diluted per-share computations             3,177,763    3,144,231
                                                          =========    =========


Excluded from the computation of diluted loss per share for March 31,1999 are warrants to acquire 50,000 shares of common stock, 1,877,989 shares of preferred stock which are generally convertible to common stock on a one-to-one basis, 614,908 shares of stock options outstanding. Excluded from the computation of diluted loss per share for March 31, 1998 are 349,400 shares of stock options outstanding.

                         X I O X   C O R P O R A T I O N

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: COMPREHENSIVE INCOME

Total comprehensive loss was $1,453,181 and $1,044,045 for the three months ended March 31, 1999 and March 31, 1998, respectively. The difference between net loss and comprehensive loss is the result of translation of the Company's foreign subsidiary, which has a local functional currency.


NOTE 8: SEGMENT AND GEOGRAPHIC REPORTING

During 1998, the Company adopted the provisions of SFAS No.131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The Company has two segments, telephone management products and the development of a new product line that addresses the combined telecom and datacom markets. Although the new product line did not generated any revenue during 1998, revenue is expected in the second half of 1999 concurrent with product release. The two segments have been aggregated because their long-term economic characteristics will be similar. The nature of the product, the production process, type of customer, and methods of distribution will also be similar. Additionally, there were no unallocated corporate expenses in the three months ending March 31, 1999 and March 31, 1998.

The revenues for Xiox products are as follows:

                                          Three months ended  Three months ended
                                               March 31,           March 31,
                                                 1999                1998
                                              ----------          ----------
Telephone management products                 $  816,526             750,933
Service and support                              497,639             446,928
                                              ----------          ----------

     Total revenue                            $1,314,165           1,197,861
                                              ==========          ==========


The Company's assets are primarily located in the United States and are not allocated to any specific segment. The Company does not measure the performance of its segments based on any asset-based metrics; therefore, segment information is not provided for assets.

The Company has not separately reported segment information on a geographic basis, as international sales have not been material for the three months ending March 31, 1999 and March 31, 1998.

                         X I O X   C O R P O R A T I O N

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: NEW ACCOUNTING PRONOUNCEMENTS

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

In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 establishes the method of recognizing revenue for certain multiple-element software arrangements. The Company will be required to adopt SOP 98-9 for transactions entered into beginning January 1, 2000. The Company expects that the adoption of SOP 98-9 will not have a material impact on the Company's consolidated financial position, results of operaitons or cash flows.

                         X I O X   C O R P O R A T I O N

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The forward-looking statements included in this Quarterly Report filed on Form 10-QSB, which reflect management's best judgment based on factors known, involve risks and uncertainties. In addition, the Company may from time to time make forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed under "Certain Risk Factors Which May Impact Future Operating Results and Market Price of Stock on page 12. Forward-looking information provided by Xiox should be evaluated in the context of these factors.

The following is management's discussion and analysis of certain significant factors which have effected Xiox's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

Revenue for the three months ended March 31, 1999 was $ 1,314,165, an increase of 10% versus the $1,197,861 recorded during the three months ended March 31, 1998. The $116,304 increase in revenue is attributable to higher demand for call accounting products in the first quarter of 1999 versus the first quarter of 1998.

Total operating expenses for the three months ended March 31, 1999 were $2,792,543, an increase of 24% or $541,144 versus the $2,251,399 of operating expenses incurred during the three months ended March 31, 1998. Total product costs as a percentage of revenue decreased to 42% in the first quarter of 1999 from 49% in the first quarter in 1998, primarily due to variations in product mix as a result of a slight shift to products with lower costs.

Research and development expenses increased by 54% or $499,642 to $1,431,708 in the first quarter of 1999 compared to $932,066 in the first quarter of 1998 due to an increased investment in new product development. The Company expects quarterly research and development spending to exceed 1998 levels throughout 1999.

Marketing, sales and general and administrative expenses in the first quarter of 1999 increased by 11% or $79,801 to $815,387 compared to $735,586 in the first quarter of 1998, primarily due to marketing costs associated with new product business development.

Other income increased by $58,700 from the first quarter of 1998 primarily due to income earned on cash equivalent investments of $87,663 in the first quarter of 1999 versus $29,723 earned in the first quarter of 1998. The increase in cash equivalent investments is a result of the Companys Series A financing in the Fall of 1998.

The Company lost $1,478,378 from operations during the first quarter of 1999 and reported a net loss after taxes of $1,394,466 versus a loss of $1,053,538 from operations and a net loss after taxes of $1,026,401 in the comparable quarter of 1998. The Company attributes this to increased research and development expenses associated with its new product development in addition to administrative and marketing expenses necessary to support this effort, offset by increase sales.

                         X I O X   C O R P O R A T I O N

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Liquidity and Capital

At March 31, 1999, Xiox held cash and cash equivalents totaling $6,440,993 and had working capital of $6,143,076 versus cash equivalents of $8,272,251 and working capital of $7,814,364 at December 31, 1998. The Company anticipates investing in excess of $1,000,000 in capital equipment during 1999, consisting primarily of computer hardware and software and testing equipment. Since December 31, 1998, capital equipment procurements have totaled $357,272.

The Company has committed to fund Xiox Flanders N.V., a 94.9% owned subsidiary, with approximately $1,700,000 in 1999. The actual amount of funding provided by the Company will depend on the business needs of Xiox Flanders and can be modified by a vote of the Board of Directors. In the current quarter, the Company has not paid any money directly to Xiox Flanders.

The Company maintains a bank line of credit of $1,000,000. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus 1.0 (8.75% as of March 31, 1999) which the Company intends to renew upon expiration. No amounts were outstanding under the line as of March 31, 1999.

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

                         X I O X   C O R P O R A T I O N

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Year 2000 Compliance

Definition. The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Computer programs and embedded systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If one of our internal systems, or those of a customer, supplier, or service provider, does not correctly recognize date information when the year changes to 2000, there could be system failures or malfunctions that result in an adverse impact on our operations.

We have assessed the capability of our products sold to customers and believe that for these products we have no exposure to contingencies related to the Year 2000 issue that would have a material adverse effect on our financial position or results of operations. A list of Year 2000 ready products has been posted on our web site and has been sent to customers and distributors via Company newsletters.

Products. Our products receive data from other equipment such as PC's and PBX's and can only properly handle Year 2000 dates if they receive Year 2000 compliant data. Some systems we sell or have sold with computer BIOS manufactured prior to 1996 will need to have the internal clock reset or the BIOS modified in order to ensure proper performance. If the data received from PBX equipment or PC's that are not Year 2000 compliant is incorrect, Xiox products could generate erroneous information. If PC's on which Xiox software operates are not Year 2000 compliant, Xiox products could also generate erroneous information. We believe that the likelihood of a material adverse impact due to problems with products sold to customers is low. We expect that any costs to be incurred to assure Year 2000 capability relating to product released or in development will not have a material adverse effect on our financial position, results of operations, or cash flow.

Internal Systems. During the first quarter of 1999, we continued our efforts to assess and remediate our computer systems, telecommunications systems, software systems, and related equipment to ensure each system will function properly as the Year 2000 approaches. The Year 2000 program is being conducted in four phases: (a) identification, (b) assessment, (c) remediation, and (d) testing.

o The identification and assessment phases have been completed. All systems acquired in the future will be subject to assessment prior to purchase.

o The remediation phase is estimated at 85% complete based on the systems requiring patches or upgrades. The primary system requiring attention was our Manufacturing and Financial Management System, Macola. The upgrade to this system was completed in the first quarter of 1999.

o The testing phase is currently in a preliminary stage. Testing of systems and interfaces will occur near the end of the remediation phase.

We currently believe our information systems will be Year 2000 compliant by the end of the second quarter of 1999. However, we cannot be certain that our internal systems will be Year 2000 compliant in a timely manner. The potential risks include the inability to process and report

                         X I O X   C O R P O R A T I O N

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

financial and other transactions in a timely and accurate manner. We do not believe that this will have a material adverse effect on the our business or consolidated financial statements.

External Suppliers. We have begun the process of seeking confirmation on the Year 2000 compliance of our top suppliers. We are sending a Year 2000 compliance survey to those suppliers with sizeable volume and to our single sources for components or services. We expect this process to be completed by mid-1999.

We have been advised that the most critical systems, services, and products supplied to us by external sources are Year 2000 ready or are expected to be Year 2000 ready by mid-1999.

We will be developing contingency plans for systems and services provided by vendors that do not respond to our requests or fail in their readiness efforts. However, we cannot be certain that our external suppliers will be Year 2000 compliant in a timely manner. The potential risks include the production of inaccurate rate tables and delays in product deliveries. We do not believe that this will have a material adverse effect on our business or consolidated financial statements.

State of Readiness. As of this date, we have made significant progress in identifying systems, completing assessments, and implementing solutions for the high priority internal systems so that our computer systems will function properly with respect to dates in the year 2000 and thereafter.

We are actively participating with customers and suppliers to ensure progress is being made and that the dates forecast are reasonable and attainable.

Costs. Other than time spent by our internal information technology and other personnel, we have not incurred any significant costs in identifying, assessing, and remediating Year 2000 issues.

Because we are in a growth phase, systems improvement initiatives are underway to improve our primary business systems. We do not anticipate any significant costs related to remediation efforts because planned systems improvements will include Year 2000 readiness as a standard requirement.

This statement assumes that third party suppliers have accurately assessed the compliance of their products and that they will successfully correct any issues in non-compliant products. Because of the complexity of correcting the Year 2000 issue, actual costs may vary from estimates.

Although the total cost to obtain Year 2000 compliance is not known at this time, we currently expect the cost to be less than $150,000. The actual cost, however, could exceed this estimate. These costs are not expected to have a material effect on our financial position, results of operations, or cash flows.

Contingency Plans. Based upon the progress of our plan, we expect that we will not experience a material disruption of our operations as a result of the change to the new millennium. However, we cannot be certain that the third parties who have supplied technology used in our mission critical systems will be successful in taking corrective action in a timely manner.

                         X I O X   C O R P O R A T I O N

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

We are developing contingency plans, intended to enable us to continue operations, with respect to certain key technology used in our mission critical systems.

Contingency plans include performing certain processes manually, repairing systems, and changing suppliers if necessary, although we cannot be certain that these contingency plans will successfully avoid service disruption in the operation of business as usual.

The Company believes that the most reasonably likely worst case scenario would be if telephone, utility or shipping services were disrupted. A disruption to any of these systems would limit our ability to service customers until such services are restored. The Company is not currently aware of any evidence that such a failure is likely to occur in any of its service areas.

                           PART II - OTHER INFORMATION

                                XIOX CORPORATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        NONE

********************************************************************************


                         X I O X   C O R P O R A T I O N

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.


                                                XIOX CORPORATION


                                                Registrant

Date:  May 17, 1999                             /s/ William H. Welling
                                                --------------------------------
                                                William H. Welling, Chairman/CEO
                                                (Duly Authorized Officer)


Date:  May 17, 1999                             /s/ Melanie D. Johnson
                                                --------------------------------
                                                Melanie D. Johnson, VP Finance
                                                /CFO/Secretary
                                                (Duly Authorized Officer)