Form 10QSB
period 1999-06-30
XIOX CORP
filed 1999-08-16
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                 F O R M 10-QSB


(Mark One)

  (X)      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period June 30, 1999;

                                       or

  ( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from __________ to _________


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

Issuer's number of common shares
outstanding at July 31, 1999                                    3,395,751 shares
--------------------------------------------------------------------------------

                                XIOX CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I    Financial Information

      Item 1.

            Condensed Consolidated Balance Sheets  (unaudited)
               June 30, 1999 and December 31, 1998                         3

            Condensed Consolidated Statements of Operations (unaudited)
               Three Months ended June 30, 1999 and June 30, 1998          4

            Condensed Consolidated Statements of Operations (unaudited)
               Six Months ended June 30, 1999 and June 30, 1998            5

            Condensed Consolidated Statements of Cash Flows (unaudited)
               Six Months ended June 30, 1999 and June 30, 1998            6-7

            Notes to Condensed Consolidated Financial Statements           8-11


      Item 2.

            Management's Discussion and Analysis of
               Financial Condition and Results of Operations               12-16


PART II    Other Information

      Item 6.

            Exhibits and Reports on Form 8-K                               17


            Signatures                                                     18

                                XIOX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                June 30, 1999  December 31, 1998
                                                -------------  -----------------
                                                                     ***
ASSETS:
CURRENT ASSETS
CASH & CASH EQUIVALENTS                         $  4,680,094        8,272,251
ACCOUNTS RECEIVABLE, NET                           1,024,472          714,200
OTHER RECEIVABLES                                      9,930            9,585
INVENTORIES                                          456,999          433,149
PREPAID EXPENSES AND OTHER ASSETS                    212,359           96,413
                                                ------------     ------------

TOTAL CURRENT ASSETS                               6,383,854        9,525,598

PROPERTY, EQUIPMENT AND SOFTWARE, NET              1,850,187        1,445,977
NOTES RECEIVABLE                                     100,000          100,000
DEPOSITS & OTHER ASSETS                              336,567          336,645
                                                ------------     ------------

                                                $  8,670,608       11,408,220
                                                ============     ============
LIABILITIES/STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
ACCOUNTS PAYABLE                                $    326,402          325,198
ACCRUED EXPENSES                                     370,655          312,248
ACCRUED COMPENSATION                                 272,035          158,870
PURCHASE DEPOSITS                                     41,661           42,382
DEFERRED REVENUE                                   1,176,345          872,536
CAPITAL LEASE                                         14,288             --
                                                ------------     ------------

TOTAL CURRENT LIABILITIES                       $  2,201,386        1,711,234

NOTES PAYABLE                                         21,800           42,473

CAPITAL LEASE - LESS CURRENT PORTION                  33,705             --

MINORITY INTEREST                                    114,646          117,883

STOCKHOLDERS' EQUITY
PREFERRED STOCK, $0.01 par value;
10,000,000 shares  authorized;
1,797,989 and 1,877,989  shares
issued and outstanding as of
June 30, 1999 and December 31, 1998,
respectively                                          17,980           18,780

COMMON STOCK, $.01 Par, 50,000,000 shares
authorized, 3,323,985 and 3,177,387 shares
issued and outstanding as of June 30, 1999
and December 31,1998, respectively                    33,240           31,774

PAID-IN CAPITAL                                   17,661,933       17,489,554
DEFERRED COMPENSATION                                 (6,665)          (8,265)
WARRANTS ISSUED                                       86,620          108,275
ACCUMULATED OTHER COMPREHENSIVE LOSS                 (43,504)         (17,644)
ACCUMULATED DEFICIT                              (11,450,533)      (8,085,844)
                                                ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                         6,299,071        9,536,630
                                                ------------     ------------
                                                $  8,670,608       11,408,220
                                                ============     ============

*** Condensed from audited financial statements.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           XIOX CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)

                                                        Three months ended          Three months ended
                                                            June 30, 1999               June 30, 1998
                                                     -------------------------    ------------------------
REVENUES                                                    $ 1,374,839                   1,357,915
                                                            -----------                 -----------

PRODUCT COSTS                                                   619,608                     638,099
RESEARCH AND DEVELOPMENT                                      1,841,156                   1,062,681
MARKETING, SALES, GENERAL AND  ADMINISTRATIVE                   946,066                     696,176
                                                            -----------                 -----------

                                                              3,406,830                   2,396,956
                                                            -----------                 -----------

      LOSS  FROM OPERATIONS                                  (2,031,991)                 (1,039,041)

OTHER INCOME, NET                                                64,053                      15,559
                                                            -----------                 -----------

       LOSS BEFORE INCOME TAXES                              (1,967,938)                 (1,023,482)

INCOME TAXES                                                      2,286                       5,302
                                                            -----------                 -----------

       NET LOSS                                             $(1,970,224)                 (1,028,784)
                                                            ===========                 ===========

PER SHARE INFORMATION:

BASIC NET LOSS PER SHARE                                    $     (0.60)                      (0.33)
                                                            ===========                 ===========

NUMBER OF SHARES USED IN BASIC
PER SHARE COMPUTATION                                         3,259,816                   3,147,231
                                                            ===========                 ===========

DILUTED NET LOSS PER SHARE                                  $     (0.60)                      (0.33)
                                                            ===========                 ===========
NUMBER OF SHARES USED IN DILUTED
PER SHARE COMPUTATION                                         3,259,816                   3,147,231
                                                            ===========                 ===========



                    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           XIOX CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (unaudited)

                                                             Six months ended          Six months ended
                                                                June 30, 1999             June 30, 1998
                                                          -----------------------   -----------------------
REVENUES                                                        $ 2,689,005                 2,555,776
                                                                -----------               -----------

PRODUCT COSTS                                                     1,165,056                 1,221,846
RESEARCH AND DEVELOPMENT                                          3,272,864                 1,994,747
MARKETING, SALES, GENERAL AND  ADMINISTRATIVE                     1,761,453                 1,431,762
                                                                -----------               -----------

                                                                  6,199,373                 4,648,355
                                                                -----------               -----------

      LOSS  FROM OPERATIONS                                      (3,510,368)               (2,092,579)

OTHER INCOME, NET                                                   151,090                    43,896
                                                                -----------               -----------

       LOSS BEFORE INCOME TAXES                                  (3,359,278)               (2,048,683)

INCOME TAXES                                                          5,411                     6,502
                                                                -----------               -----------

       NET LOSS                                                 $(3,364,689)               (2,055,185)
                                                                ===========               ===========

PER SHARE INFORMATION:

BASIC NET LOSS PER SHARE                                        $     (1.05)                    (0.65)
                                                                ===========               ===========

NUMBER OF SHARES USED IN BASIC
PER SHARE COMPUTATION                                             3,219,016                 3,145,739
                                                                ===========               ===========


DILUTED NET LOSS PER SHARE                                      $     (1.05)                    (0.65)
                                                                ===========               ===========

NUMBER OF SHARES USED IN DILUTED
PER SHARE COMPUTATION                                             3,219,016                 3,145,739
                                                                ===========               ===========


                    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           XIOX CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)
                                                                Six  months ended         Six  months ended
                                                                     6/30/99                  6/30/98
                                                                -----------------         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                          $(3,364,689)               (2,055,185)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATIONS
     DEPRECIATION AND AMORTIZATION                                    257,340                   137,232
     AMORTIZATION OF DEFERRED COMPENSATION                              1,600                     2,933
     MINORITY INTEREST IN NET LOSS                                     (6,396)                  (12,042)

     CHANGE IN OPERATING ASSETS AND LIABILITIES:
        ACCOUNTS RECEIVABLE, NET                                     (310,272)                  158,767
        OTHER RECEIVABLES                                              22,032                   417,483
        INVENTORIES                                                   (23,850)                      468
        PREPAIDS,  DEPOSITS AND OTHER ASSETS                         (152,533)                  106,837
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES                         176,446                   158,931
        PURCHASE DEPOSITS                                                (721)                  (17,835)
        DEFERRED REVENUE                                              303,809                   (79,106)
                                                                  -----------               -----------

NET CASH USED IN OPERATIONS                                        (3,097,234)               (1,181,517)
                                                                  -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     ACQUISITION OF PROPERTY, EQUIPMENT AND SOFTWARE                 (615,068)                 (613,859)

CASH FROM FINANCING ACTIVITIES:
     (REPAYMENTS) PROCEEDS FROM BORROWINGS                            (20,673)                   60,467
     PROCEEDS FROM SALE OF COMMON STOCK                               151,390                     2,762
     REPAYMENT OF STOCKHOLDER NOTE                                       --                      15,938
                                                                  -----------               -----------

NET CASH PROVIDED BY  FINANCING ACTIVITIES                            130,717                    79,167
                                                                  -----------               -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (10,572)                      724
                                                                  -----------               -----------

NET DECREASE IN CASH & CASH EQUIVALENTS                            (3,592,157)               (1,715,485)

BEGINNING CASH AND CASH EQUIVALENTS                                 8,272,251                 2,633,860
                                                                  -----------               -----------

ENDING CASH AND CASH EQUIVALENTS                                  $ 4,680,094                   918,375
                                                                  ===========               ===========

                                              (continued)

                                XIOX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                   Six  months ended     Six  months ended
                                                       06/30/99              06/30/98
                                                   -----------------     -----------------
SUPPLEMENTAL CASH FLOW INFORMATION:
       INTEREST PAID                                  $ 1,649                   2,771
                                                      =======                  ======

       INCOME TAXES                                      --                     3,850
                                                      =======                  ======

NONCASH INVESTING AND FINANCING ACTIVITIES

ASSETS RECORDED UNDER CAPITAL LEASES                  $47,993                    --
                                                      =======                  ======

ADDITIONAL SHARES ISSUED IN CONNECTION WITH
THE FLANDERS LANGUAGE VALLEY STOCK
PURCHASE AGREEMENT                                    $  --                     2,113
                                                      =======                  ======

SHARES ISSUED ON STOCK OPTION EXCERCISE IN
EXCHANGE FOR SURRENDER OF COMMON STOCK                $32,805                    --
                                                      =======                  ======

SHARES ISSUED IN EXCHANGE FOR WARRANTS                $21,655                    --
                                                      =======                  ======

CONVERSION OF PREFERRED STOCK TO
COMMON STOCK                                          $   800                    --
                                                      =======                  ======

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


NOTE 2 :  REVENUE RECOGNITION AND DEFERRED REVENUE

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


NOTE 3 :  INVENTORIES

Inventories have been stated at the lower of first-in, first-out cost or market. Inventories consist solely of purchased hardware and software products (finished goods).


NOTE 4 :   BANK LINE OF CREDIT

The Company maintains a $1,000,000 line of credit collateralized by eligible accounts receivable. The line bears interest at prime plus 1.0% (9.00% as of June 30, 1999) which the Company intends to renew upon expiration in May 2000. No amounts were outstanding under the line as of June 30, 1999.

                                XIOX CORPORATION

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

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options and warrants are considered antidilutive because the options' exercise price was above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share.

The shares used in per share  computations  for the periods  ended June 30, 1999 and 1998 are as follows:
                                   Three months           Three months           Six months           Six months
                                      ended                  ended                 ended                ended
                                  June 30, 1999          June 30, 1998          June 30, 1999        June 30, 1998
                               --------------------    -------------------    ------------------    -----------------
Weighted average common
shares outstanding-basic                 3,259,816              3,147,231             3,219,016            3,145,739
Dilutive incremental shares                     --                     --                    --                   --
                               --------------------    -------------------    ------------------    -----------------

Shares used in diluted per
share computations                       3,259,816              3,147,231             3,219,016            3,145,739
                               ====================    ===================    ==================    =================

Excluded from the computation of diluted loss per share for the three and six months ending June 30, 1999 are warrants to acquire 40,000 shares of common stock, 1,797,989 shares of preferred stock which are generally convertible to common stock on a one-to-one basis and 705,051 shares of stock options outstanding. Excluded from the computation of diluted loss per share for the three and six months ending June 30, 1998 are 498,200 shares of stock options outstanding.

                                XIOX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:  COMPREHENSIVE INCOME

Total comprehensive loss was $1,955,013 and $1,020,541 for the three months ended June 30, 1999 and June 30, 1998, respectively. For the six months ended June 30, 1999 and June 30, 1998 the total comprehensive loss was $3,390,549 and $2,061,682. The difference between net loss and comprehensive loss is the result of translation of the Company's foreign subsidiary, which has a local functional currency.


NOTE 8: SEGMENT AND GEOGRAPHIC REPORTING

During 1998, the Company adopted the provisions of SFAS No.131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The Company has two segments, telephone management products and the development of a new product line that addresses the combined telecom and datacom markets. The two segments have been aggregated because their long-term economic characteristics will be similar. The nature of the product, the production process, type of customer, and methods of distribution will also be similar. The Company did not generate any revenue from the new product line and there were no unallocated corporate expenses in the three and six months ending June 30, 1999 and June 30, 1998.

The revenues for Xiox products are as follows:
                                   Three months          Three months             Six months           Six months
                                      ended                  ended                  ended                ended
                                  June 30, 1999          June 30, 1998           June 30, 1999       June 30, 1998
                               --------------------    -------------------    ------------------    -----------------
Telephone management
     products                              874,834                869,236             1,691,360            1,620,169
                               --------------------    -------------------    ------------------    -----------------
Service and support                        500,005                488,679               997,645              935,607
                               --------------------    -------------------    ------------------    -----------------

     Total revenue                       1,374,839              1,357,915             2,689,005            2,555,776
                               ====================    ===================    ==================    =================

The Company's assets are primarily located in the United States and are not allocated to any specific segment. The Company does not measure the performance of its segments based on any asset-based metrics; therefore, segment information is not provided for assets.

The Company has not separately reported segment information on a geographic basis, as international sales have not been material for the three and six months ending June 30, 1999 and June 30, 1998.

                                XIOX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 for its fiscal year 2001, as amended by SFAS No. 137. The Company does not expect that the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial statements.

In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 establishes the method of recognizing revenue for certain multiple element software arrangements. The Company will be required to adopt SOP 98-9 for transactions entered into beginning January 1, 2001. The Company expects that the adoption of SOP 98-9 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                                XIOX CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The forward-looking statements included in this Quarterly Report filed on Form 10-QSB, which reflect management's best judgment based on factors known, involve risks and uncertainties. In addition, the Company may from time to time make forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed under "Certain Risk Factors Which May Impact Future Operating Results and Market Price of Stock on page 14. Forward-looking information provided by Xiox should be evaluated in the context of these factors.

The following is management's discussion and analysis of certain significant factors which have effected Xiox's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.


Results of Operations

Second Quarter 1999 vs. 1998

Revenue for the three months ended June 30, 1999 was $ 1,374,839, an increase of 1% or $16,924 versus the $1,357,915 recorded during the three months ended June 30, 1998.

Total operating expenses for the three months ended June 30, 1999 were $3,406,830, an increase of 42% or $1,009,874 versus the $2,396,956 of operating expenses incurred during the three months ended June 30, 1998. Total product costs as a percentage of revenue decreased to 45% in the second quarter of 1999 from 47% in the second quarter in 1998, primarily due to variations in product mix as a result of a slight shift to products with lower costs.

Research and development expenses increased by 73% or $778,475 to $1,841,156 in the second quarter of 1999 compared to $1,062,681 in the second quarter of 1998 due to an increased investment in new product development. The Company expects quarterly research and development spending to exceed 1998 levels throughout 1999.

Marketing, sales and general and administrative expenses in the second quarter of 1999 increased by 36% or $249,890 to $946,066 compared to $696,176 in the second quarter of 1998, primarily due to an increase in marketing expenditures associated with new product business development.

Other income increased by $48,494 from the second quarter of 1998 primarily due to income earned on cash equivalent investments of $64,333 in the second quarter of 1999 versus $16,944 earned in the second quarter of 1998. The increase in cash equivalent investments is a result of proceeds received from the Company's Series A financing in the Fall of 1998.

The Company lost $2,031,991 from operations during the second quarter of 1999 and reported a net loss after taxes of $1,970,224 versus a loss of $1,039,041 from operations and a net loss after taxes of $1,028,784 in the comparable quarter of 1998. The Company attributes this to increased research and development expenses associated with its new product development in addition to administrative and marketing expenses necessary to support this effort.

                                XIOX CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


First Half 1999 vs. 1998

Revenue for the six months ended June 30, 1999 was $2,689,005, an increase of 5% versus the $2,555,776 recorded during the six months ended June 30, 1998. The $133,299 increase in revenue is attributable to higher demand for software products in the first half of 1999 versus the first half of 1998.

Total operating expenses for the six months ended June 30, 1999 were $6,199,373, an increase of 33% or $1,551,018 versus the $4,648,355 of operating expenses incurred during the six months ended June 30, 1998. Total product costs as a percentage of revenue decreased to 43% in the first half of 1998 from 48% in the first half in 1997, primarily due to variations in product mix.

Research and development expenses increased by 64% or $1,278,117 to $3,272,864 in the first half of 1999 compared to $1,994,747 in the first half of 1998 due to increased investment in new product development. The Company expects quarterly research and development spending to exceed 1998 levels throughout 1999.

Marketing, sales and general and administrative expenses in the first half of 1999 increased by 23% or $329,691 to $1,761,453 compared to $1,431,762 in the first half of 1998, primarily due to an increase in marketing expenditures associated with new product business development.

Other income increased by $107,194 from the first half of 1998 primarily due to income earned on cash equivalent investments of $151,995 in the first six months of 1998 versus $46,667 earned in the first six months of 1998.

The Company lost $3,510,368 from operations during the first half of 1999 and reported a net loss after taxes of $3,364,689 versus a loss of $2,092,579 from operations and a net loss after taxes of $2,055,185 in the comparable period of 1998. The Company attributes this to increased research and development expenses associated with its new product development in addition to administrative and marketing expenses necessary to support this effort.



Liquidity and Capital

At June 30, 1999, Xiox held cash and cash equivalents totaling $4,680,094 and had working capital of $4,182,468 versus cash equivalents of $8,272,251 and working capital of $7,814,364 at December 31, 1998. The Company anticipates investing in excess of $1,000,000 in capital equipment during 1999, consisting primarily of computer hardware and software and testing equipment. Since December 31, 1998, capital equipment procurements have totaled $663,061.

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

                                XIOX CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS




The Company maintains a bank line of credit of $1,000,000. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus 1.0 (9.00% as of June 30, 1999) which the Company intends to renew upon expiration. No amounts were outstanding under the line as of June 30, 1999.

The Company is exploring raising additional funds to support the marketing and development of a new product line addressing the combined telecom and datacom markets.



Certain Risk Factors Which May Impact Future Operating Results and Market Price of Stock


Xiox operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control and any of which may have an adverse effect on the Company's business, financial condition and results of operations. These uncertainties include, but are not limited to, the Company's reliance on the sale of few products; the Company's dependence on the ability of its distribution channels to market the Company's products; the fluctuations in the Company's quarterly results and the effect of these results on the Company's ability to maintain its listed status on the Nasdaq Small Cap Market; the ability of the Company's product developers to design products and software that do not contain defects and "bugs" which render the products or software inoperable or susceptible to breakdown, software viruses or "hacking"; and the outcome of any litigation the Company may be involved in. In addition, the Company typically experiences weaker sales in the second quarter of each calendar year compared to sales for the last quarter of the previous year.




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

Internal Systems. During the second quarter of 1999, we continued our efforts to assess and remediate our computer systems, telecommunications systems, software systems, and related equipment to ensure each system will function properly as the Year 2000 approaches. The Year 2000 program is being conducted in four phases: (a) identification, (b) assessment, (c) remediation, and (d) testing.

o The identification and assessment phases have been completed. All systems acquired in the future will be subject to assessment prior to purchase.

o The remediation phase is estimated at 95% complete based on the systems requiring patches or upgrades. The primary system requiring attention was our Manufacturing and Financial Management System, Macola. The upgrade to this system was completed in the first quarter of 1999.

o The testing phase is currently in a preliminary stage. Testing of systems and interfaces will occur near the end of the remediation phase.

We currently believe our information systems will be Year 2000 compliant by the end of the third quarter of 1999. However, we cannot be certain that our internal systems will be Year 2000 compliant in a timely manner. The potential risks include the inability to process and report financial and other transactions in a timely and accurate manner. We do not believe that this will have a material adverse effect on the our business or consolidated financial statements.

External Suppliers. We have begun the process of seeking confirmation on the Year 2000 compliance of our top suppliers. We are sending a Year 2000 compliance survey to those suppliers with sizeable volume and to our single sources for components or services. We expect this process to be completed by the end of the third quarter of 1999.

We have been advised that the most critical systems, services, and products supplied to us by external sources are Year 2000 ready or are expected to be Year 2000 ready by the end of the third quarter of 1999.

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

                                   XIOX CORPORATION



                                   Registrant


Date:  August 16, 1999
                                   /s/ William H. Welling
                                   --------------------------------------------
                                   William H. Welling, Chairman/CEO
                                   (Duly Authorized Officer)



Date:  August 16, 1999
                                   /s/ Melanie D. Johnson
                                   --------------------------------------------
                                   Melanie D. Johnson, VP Finance/CFO/Secretary
                                   (Duly Authorized Officer)