Form 10QSB
period 1999-09-30
XIOX CORP
filed 1999-11-12
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   FORM 10-QSB


(Mark One)

        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period September 30, 1999;
                                           ------------------
                                       or

        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from _____________ to _____________


                            Commission file #0-15797
                                            --------

                                XIOX CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                Delaware                                95-3824750
                -------------------           ----------------------------------
     (State or other jurisdiction of          (IRS Employer Identification No)
     incorporation or organization)

     577 Airport Blvd, Suite 700,
        Burlingame, California                                       94010
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

        Issuer's telephone number:                              (650) 375-8188
--------------------------------------------------------------------------------


        Indicate by check mark whether the registrant:

        (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file
            such reports).          Yes  X    No
                                       -----    -----

        (2) Has been subject to such filing  requirements  for the past 90 days.
            Yes  X    No
               -----    -----

Issuer's number of common shares
outstanding at October 31, 1999                                 3,400,464 shares
--------------------------------------------------------------------------------

                          X I O X  C O R P O R A T I O N

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I   Financial Information

       Item 1.

         Condensed Consolidated  Balance Sheets (unaudited)  September
            30, 1999 and December 31, 1998                                     3

         Condensed Consolidated  Statements of Operations  (unaudited)
            Three Months ended  September  30, 1999 and  September 30,
            1998                                                               4

         Condensed Consolidated  Statements of Operations  (unaudited)
            Nine months ended  September  30, 1999 and  September  30,
            1998                                                               5

         Condensed  Consolidated  Statements of Cash Flows (unaudited)
            Nine months ended  September  30, 1999 and  September  30,
            1998                                                             6-7

         Notes to Condensed Consolidated Financial Statements               8-11


       Item 2.

         Management's  Discussion and Analysis of Financial  Condition
            and Results of Operations                                      12-16


PART II  Other Information

       Item 6.

         Exhibits and Reports on Form 8-K                                     17

         Signatures                                                           18

                                                      XIOX CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (unaudited)


                                                                                       September 30, 1999    December 31, 1998
                                                                                       ------------------    -----------------
Assets:
Current Assets
     Cash & cash equivalents                                                               $  2,451,377           8,272,251
     Accounts receivable, net                                                                   709,528             714,200
     Other receivables                                                                            4,512               9,585
     Inventories                                                                                386,230             433,149
     Prepaid expenses and other current assets                                                  203,245              96,413
                                                                                           ------------        ------------

          Total current assets                                                                3,754,892           9,525,598

Property, equipment and software, net                                                         1,873,581           1,445,977
Notes receivable                                                                                100,000             100,000
Deposits & other assets                                                                         356,356             336,645
                                                                                           ------------        ------------

                    Total Assets                                                           $  6,084,829          11,408,220
                                                                                           ============        ============

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                                                      $     55,416             325,198
     Accrued expenses                                                                           492,985             312,248
     Accrued compensation                                                                       277,036             158,870
     Purchase deposits                                                                           42,830              42,382
     Deferred revenue                                                                         1,221,680             872,536
     Capital lease                                                                               14,733                --
                                                                                           ------------        ------------

          Total current liabilities                                                        $  2,104,680           1,711,234

Notes payable                                                                                    13,202              42,473

Capital lease - net of current portion                                                           27,068                --

Minority interest                                                                               114,350             117,883

Stockholders' equity
Preferred stock,  $.01 par value;  10,000,000 shares  authorized;  1,727,989 and
   1,877,989 shares issued and outstanding as of September 30,1999 and
   December 31, 1998, respectively.                                                              17,280              18,780
Common stock, $.01 par, 50,000,000 shares authorized,
   3,399,164 and 3,177,387  shares  issued and  outstanding  as of
   September 30, 1999 and December 31,1998 respectively                                          33,992              31,774
Additional paid-in capital                                                                   17,766,926          17,597,829
Deferred compensation                                                                            (5,866)             (8,265)
Accumulated other comprehensive loss                                                            (71,876)            (17,644)
Accumulated deficit                                                                         (13,914,927)         (8,085,844)
                                                                                           ------------        ------------
          Total stockholders' equity                                                          3,825,529           9,536,630
                                                                                           ------------        ------------
                                                                                              6,084,829          11,408,220
                                                                                           ============        ============

             The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                                                                     PAGE 3

                                            XIOX CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)

                                                               Three months ended    Three months ended
                                                               September 30, 1999    September 30, 1998
                                                               ------------------    ------------------
Revenues                                                              $ 1,345,593             1,312,083
                                                                      -----------           -----------

Product costs                                                             608,915               536,034
Research and development                                                2,291,306               972,978
Marketing, sales, general and  administrative                             989,598               661,839
                                                                      -----------           -----------

                                                                        3,889,819             2,170,851
                                                                      -----------           -----------

Loss  from operations                                                  (2,544,226)             (858,768)

Other income, net                                                          83,348                 9,831
                                                                      -----------           -----------

       Loss before income taxes                                        (2,460,878)             (848,937)

Income taxes                                                                3,516                 3,084
                                                                      -----------           -----------

       Net loss                                                       $(2,464,394)             (852,021)
                                                                      ===========           ===========
Per Share Information:

Basic net loss per share                                              $     (0.73)                (0.27)
                                                                      ===========           ===========

Number of shares used in basic per share
   computation                                                          3,391,139             3,147,233
                                                                      ===========           ===========


Diluted net loss per share                                            $     (0.73)                (0.27)
                                                                      ===========           ===========

Number of shares used in diluted per share
   computation                                                          3,391,139             3,147,233
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

                                                                                                 PAGE 4

                                             XIOX CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)

                                                           Nine months ended            Nine months ended
                                                          September 30, 1999           September 30, 1998
                                                          ------------------           ------------------
Revenues                                                        $  4,034,598                    3,867,859
                                                                ------------                 ------------

Product costs                                                      1,773,971                    1,757,880
Research and development                                           5,564,170                    2,967,725
Marketing, sales, general and  administrative                      2,751,051                    2,093,602
                                                                ------------                 ------------

                                                                  10,089,192                    6,819,207
                                                                ------------                 ------------

Loss  from operations                                             (6,054,594)                  (2,951,348)

Other income, net                                                    234,438                       53,727
                                                                ------------                 ------------

       Loss before income taxes                                   (5,820,156)                  (2,897,621)

Income taxes                                                           8,927                        9,586
                                                                ------------                 ------------

       Net loss                                                 $ (5,829,083)                  (2,907,207)
                                                                ============                 ============

Per Share Information:

Basic net loss per share                                        $      (1.78)                       (0.92)
                                                                ============                 ============

Number of shares used in basic per share
   computation                                                     3,277,358                    3,146,286
                                                                ============                 ============


Diluted net loss per share                                      $      (1.78)                       (0.92)
                                                                ============                 ============

Number of shares used in diluted per share
   computation                                                     3,277,358                    3,146,286
                                                                ============                 ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                                   PAGE 5

                                                XIOX CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)
                                                                        Nine months ended     Nine months ended
                                                                       September 30, 1999    September 30, 1998
                                                                       ------------------    ------------------
 Cash flows from operating activities:
 Net loss                                                                     $(5,829,083)          (2,907,207)

Adjustments to reconcile net loss to net
Cash used in operations
       Depreciation and amortization                                              412,315              212,355
       Minority interest in net loss                                              (10,601)             (16,857)
       Other                                                                      (33,939)               3,733

       Change in operating assets and liabilities:
             Accounts receivable, net                                               4,673              286,005
             Other receivables                                                      6,107              390,546
             Inventories                                                           46,919               31,313
             Prepaids,  deposits and other assets                                (154,227)             195,800
             Accounts payable and accrued expenses                                 31,890              385,042
             Purchase deposits                                                        449              (16,810)
             Deferred revenue                                                     349,144             (109,544)
                                                                              -----------           ----------

Net cash used in operations                                                    (5,176,353)          (1,545,624)
                                                                              -----------           ----------

Cash flows from investing activities:
        Acquisition of property, equipment
         and software                                                            (793,068)            (739,895)

Cash from financing activities:
       Repayment of capital lease obligation                                       (6,192)                --
       (Repayments) proceeds from borrowings                                      (29,271)              51,470
       Proceeds from sale of common stock                                         169,814                3,259
       Proceeds from sale of preferred stock and
         warrants for common stock                                                   --              2,960,068
       Proceeds from repayment of stockholder note                                   --                 15,938
                                                                              -----------           ----------

Net cash provided by financing activities                                         134,351            3,030,735
                                                                              -----------           ----------

Effect of exchange rate changes on cash                                            14,196               16,903
                                                                              -----------           ----------

Net (decrease) increase in cash & cash equivalents                             (5,820,874)             762,119

Beginning cash and cash equivalents                                             8,272,251            2,633,860
                                                                              -----------           ----------

Ending cash and cash equivalents                                              $ 2,451,377            3,395,979
                                                                              ===========           ==========
                                                  (continued)


                                                XIOX CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)

                                                                        Nine months ended     Nine months ended
                                                                       September 30, 1999    September 30, 1998
                                                                       ------------------    ------------------

Supplemental cash flow information:
       Interest paid                                                           $    3,469                4,157
       Income taxes paid                                                           12,093                3,850

Noncash investing and financing activities:

Assets acquired under capital leases                                               47,993                 --
                                                                               ==========           ==========


Additional shares issued in connection with
The Flanders Language Valley stock
       purchase agreement                                                            --                  2,113
                                                                               ==========           ==========


Shares issued on stock option excercise in
       exchange for surrender of common stock                                      32,805                 --
                                                                               ==========           ==========


Shares issued in exchange for warrants                                             21,655                 --
                                                                               ==========           ==========

Conversion of preferred stock to common stock                                  $    1,500                 --
                                                                               ==========           ==========

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

Under SOP 97-2, the Company is required to defer revenue related to customer support and rate tariff table subscriptions and to recognize this revenue ratably over the period of the agreements. Support and rate tariff table subscriptions entitle a customer to receive future releases and enhancements of the related software products and/or to receive the current local and long distance provider tariff rates for their call accounting systems during the subscription period.


NOTE 3:  INVENTORIES

Inventories have been stated at the lower of first-in, first-out cost or market. Inventories consist solely of purchased hardware and software products (finished goods).


NOTE 4:   BANK LINE OF CREDIT

The Company maintains a $1,000,000 line of credit collateralized by eligible accounts receivable. The line bears interest at prime plus 1.0% (9.25% as of September 30, 1999) which the Company intends to renew upon expiration in May 2000. No amounts were outstanding under the line as of September 30, 1999.

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

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options and warrants are considered antidilutive because the options' exercise price is above the average market price during the period. Antidilutive shares are not included in the computation of diluted earnings per share.

The shares used in per share computations for the periods ended September 30, 1999 and 1998 are as follows:

                                    Three months ended September 30,           Nine months ended September 30,
                                       1999                  1998                 1999                 1998
                                ------------------    -----------------    ------------------    ----------------
Weighted average common
shares outstanding-basic                3,391,139            3,147,233             3,277,358            3,146,286
Dilutive incremental shares                  --                   --                    --                   --
                                ------------------    -----------------    ------------------    ----------------

Shares  used  in  diluted  per
share computations                      3,391,139            3,147,233             3,277,358            3,146,286
                                ==================    =================    ==================    ================


Excluded from the computation of diluted loss per share for the three and nine months ending September 30, 1999 are warrants to acquire 40,000 shares of common stock, 1,727,989 shares of preferred stock which are convertible to common stock, generally on a one-to-one basis and 807,877 shares of outstanding common stock options. Excluded from the computation of diluted loss per share for the three and nine months ending September 30, 1998 are warrants to acquire 50,000 shares of common stock, 625,820 shares of preferred stock which are convertible to common stock, generally on a one-to-one basis and 512,300 shares of outstanding common stock options outstanding.

                        X I O X   C O R P O R A T I O N

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:  COMPREHENSIVE INCOME

Total comprehensive loss was $2,492,766 and $826,572 for the three months ended September 30, 1999 and September 30, 1998, respectively. For the nine months ended September 30, 1999 and September 30, 1998 the total comprehensive loss was $5,883,315 and $2,886,141. The difference between net loss and comprehensive loss is the result of translation of the Company's foreign subsidiary, which has a local functional currency.


NOTE 8: SEGMENT AND GEOGRAPHIC REPORTING

During 1998, the Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No.131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The Company has two segments, telephone management products and the development of a new product line that addresses the combined telecom and datacom markets. The two segments have been aggregated because their long-term economic characteristics will be similar. The nature of the product, the production process, type of customer, and methods of distribution will also be similar. The Company did not generate any revenue for the new product line and there were no unallocated corporate expenses in the three and nine months ending September 30, 1999 and September 30, 1998.

The revenues for Xiox products are as follows:

                                    Three months ended September 30,            Nine months ended September 30,
                                        1999                  1998                 1999                 1998
                               -------------------    -----------------    ------------------    ----------------
Telephone management
     Products                             508,315              518,423             1,505,960           1,454,030
Service and support                       837,278              793,660             2,528,638           2,413,829
                               -------------------    -----------------    ------------------    ----------------

     Total revenue                      1,345,593            1,312,083             4,034,598           3,867,859
                               ===================    =================    ==================    ================

The Company's assets are primarily located in the United States and are not allocated to any specific segment. The Company does not measure the performance of its segments based on any asset-based metrics; therefore, segment information is not provided for assets.

The Company has not separately reported segment information on a geographic basis, as international sales have not been material for the three and nine months ending September 30, 1999 and September 30, 1998.

                        X I O X   C O R P O R A T I O N

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:   NEW ACCOUNTING PRONOUNCEMENTS

 In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 for its fiscal year 2001, as amended by SFAS No. 137. The Company does not expect that the adoption of SFAS No. 133 will have a material effect on the Company's consolidated financial statements.

In December 1998, the American Institute of Certified Public Accountants (AICPA) issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." SOP 98-9 establishes the method of recognizing revenue for certain multiple element software arrangements. The Company will be required to adopt SOP 98-9 for transactions entered into beginning January 1, 2001. The Company expects that the adoption of SOP 98-9 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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



Results of Operations

Third Quarter 1999 vs. 1998

Revenue for the three months ended September 30, 1999 was $ 1,345,593, an increase of 3% or $33,510 versus the $1,312,083 recorded during the three months ended September 30, 1998.

Total operating expenses for the three months ended September 30, 1999 were $3,889,819, an increase of 79% or $1,718,968 versus the $2,170,851 of operating expenses incurred during the three months ended September 30, 1998. Total product costs as a percentage of revenue increased to 45% in the third quarter of 1999 from 41% in the third quarter in 1998, primarily due to variations in product mix.

Research and development expenses increased by 135% or $1,318,328 to $2,291,306 in the third quarter of 1999 compared to $972,978 in the third quarter of 1998 due to an increased investment in new product development. The Company expects quarterly research and development spending to exceed 1998 levels throughout 1999.

Marketing, sales and general and administrative expenses in the third quarter of 1999 increased by 50% or $327,759 to $989,598 compared to $661,839 in the third quarter of 1998, primarily due to an increase in marketing expenditures associated with new product business development.

Other income increased by $73,517 from the third quarter of 1998 primarily due to income earned on cash equivalent investments of $48,153 in the third quarter of 1999 versus $11,078 earned in the third quarter of 1998. The increase in cash equivalent investments is a result of proceeds received from the Company's Series A financing in the Fall of 1998.

The Company lost $2,544,226 from operations during the third quarter of 1999 and reported a net loss after taxes of $2,464,394 versus a loss of $858,768 from operations and a net loss after taxes of $852,021 in the comparable quarter of 1998. The Company attributes this to increased research and development expenses associated with its new product development in addition to administrative and marketing expenses necessary to support this effort.

                                XIOX CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Nine months 1999 vs. 1998

Revenue for the nine months ended September 30, 1999 was $4,034,598, an increase of 4% versus the $3,867,859 recorded during the nine months ended September 30, 1998. The $166,739 increase in revenue is attributable to higher demand for telephone management products in the first nine months of 1999 versus the first nine months of 1998.

Total operating expenses for the nine months ended September 30, 1999 were $10,089,192, an increase of 48% or $3,269,985 versus the $6,819,207 of operating expenses incurred during the nine months ended September 30, 1998. Total product costs as a percentage of revenue decreased to 44% in the nine months of 1998 from 45% in the first nine months of 1997, primarily due to variations in product mix.

Research and development expenses increased by 87% or $2,596,445 to $5,564,170 in the first nine months of 1999 compared to $2,967,725 in the first nine months of 1998 due to increased investment in new product development. The Company expects quarterly research and development spending to exceed 1998 levels throughout 1999.

Marketing, sales and general and administrative expenses in the first nine months of 1999 increased by 31% or $657,449 to $2,751,051 compared to $2,093,602 in the first nine months of 1998, primarily due to an increase in marketing expenditures associated with new product business development.

Other income increased by $180,711 from the first nine months of 1998 primarily due to income earned on cash equivalent investments of $200,148 in the first nine months of 1998 versus $57,745 earned in the first nine months of 1998.

The Company lost $6,054,594 from operations during the first nine months of 1999 and reported a net loss after taxes of $5,829,083 versus a loss of $2,951,348 from operations and a net loss after taxes of $2,907,207 in the comparable period of 1998. The Company attributes this to increased research and development expenses associated with its new product development in addition to administrative and marketing expenses necessary to support this effort.


Liquidity and Capital

At September 30, 1999, Xiox held cash and cash equivalents totaling $2,451,377 and had working capital of $1,650,212 versus cash equivalents of $8,272,251 and working capital of $7,814,364 at December 31, 1998. The Company anticipates investing in excess of $1,000,000 in capital equipment during 1999, consisting primarily of computer hardware and software and testing equipment. Since December 31, 1998, capital equipment procurements have totaled $793,068.

The Company has committed to fund Xiox Flanders N.V., a 94.9% owned subsidiary, with approximately $1,700,000 in 1999. The actual amount of funding provided by the Company will depend on the business needs of Xiox Flanders and can be modified by a vote of the Board of Directors. In the current quarter, the Company funded $100,000 to Xiox Flanders.

                                XIOX CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The Company maintains a bank line of credit of $1,000,000. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus 1.0 (9.25% as of September 30, 1999) which the Company intends to renew upon expiration. No amounts were outstanding under the line as of September 30, 1999.

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

Internal Systems. During the third quarter of 1999, we continued our efforts to assess and remediate our computer systems, telecommunications systems, software systems, and related equipment to ensure each system will function properly as the Year 2000 approaches. The Year 2000 program is being conducted in four phases: (a) identification, (b) assessment, (c) remediation, and (d) testing.

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

We currently believe our information systems will be Year 2000 compliant by the end of 1999. However, we cannot be certain that our internal systems will be Year 2000 compliant in a timely manner. The potential risks include the inability to process and report financial and other transactions in a timely and accurate manner. We do not believe that this will have a material adverse effect on our business or consolidated financial statements.

External Suppliers. We have begun the process of seeking confirmation on the Year 2000 compliance of our top suppliers. We expect this process to be completed by the end of 1999.

We have been advised that the most critical systems, services, and products supplied to us by external sources are Year 2000 ready or are expected to be Year 2000 ready by the end of 1999.

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

                                            XIOX CORPORATION



                                            Registrant


Date:  November 12, 1999
                                            /s/ William H. Welling
                                                --------------------------------
                                                William H. Welling, Chairman/CEO
                                                (Duly Authorized Officer)



Date:  November 12, 1999
                                            /s/ Melanie D. Johnson
                                                --------------------------------
                                                Melanie D. Johnson,
                                                VP Finance/CFO/Secretary
                                                (Duly Authorized Officer)

November 12, 1999


Files Desk
Securities & Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549


SUBJECT:       Xiox Corporation
               Commission File Number 0-15797


Dear SEC Representative:

Attached for filing pursuant to the Securities Exchange Act of 1934 (the "ACT" ) is Xiox Corporation's November 12, 1999 Edgar filing of a Financial Report for the period ending September 30, 1999, under cover of the facing page of Form 10-QSB, prepared pursuant to Securities and Exchange Commission Rule 15d-2.

Please acknowledge receipt of this filing.


Sincerely,


Melanie D. Johnson
Vice-President,  Finance/CFO
Xiox Corporation
577 Airport Boulevard, Suite 700
Burlingame, CA  94010

Attachments