Form 10QSB/A
period 1999-06-30
XIOX CORP
filed 1999-11-30
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                    to

                         Commission File Number: 0-15797


                                XIOX CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                          95-3824750
-------------------------------                          ----------------
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

                     (1) Yes [X] No [ ]; (2) Yes [X] No [ ]

The number of shares of Common Stock, issued and outstanding as of June 30, 1999 was 3,323,985.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

         On May 26, 1999, the Company filed an Amendment of Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company, $0.01 par value per share, from 10,000,000 to 50,000,000 shares and to increase the number of authorized shares of Preferred Stock of the Company, $0.01 par value per share, from 2,000,000 to 10,000,000 shares (the "Amendment"). The Amendment is filed as an exhibit to this Form 10-QSB/A.

Item 4. Submission of Matters to a Vote of Security Holders

         The following matters were submitted to the stockholders at Xiox's Annual Meeting of Stockholders held on May 17, 1999. Each of these matters were approved by a majority of the shares present at the meeting.

         1. The uncontested election of six directors of the Company to serve for the ensuing year and until their successors are elected and qualified. The following is a summary of the nominees and voting results:


                                   VOTES FOR                     VOTES WITHHELD

William H. Welling                 2,550,707                           0

Mark A. Parrish, Jr.               2,550,707                           0

Robert K. McAfee                   2,550,707                           0

Bernard T. Marren                  2,550,707                           0

Atam Lalchandani                   2,550,707                           0

Philip Vermeulen                   2,550,707                           0

         2. The adoption of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Preferred Stock of the Company from 2,000,000 shares to 10,000,000 shares. Results of the voting included 1,821,390 shares for, 500 shares against, 7,000 shares abstained and 721,817 shares had no vote.

         3. The adoption of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 10,000,000 shares to 50,000,000 shares. Results of the voting included 2,550,307 shares for, 400 shares against, and 0 shares abstained.

         4. The adoption of an amendment to amend the Company's 1994 Stock Plan to increase the number of shares of Common Stock available for stock option grants from 752,095 to 900,000 shares. Results of the voting included 2,549,654 shares for, 1,053 shares against, and 0 shares abstained.

         5. The adoption of an amendment to amend the 1994 Stock Plan to clarify the provision for an annual increase in the number of shares available for stock option grants. Results of the voting included 2,549,554 shares for, 1,153 shares against, and 0 shares abstained.

         6. The ratification of the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 1999. Results of the voting included 2,550,707 shares for, 0 shares against, and 0 shares abstained.

Item 6. Exhibits and Reports on 8K

         (a)      Exhibits

                  3.5 Certificate of Amendment of Certificate of  Incorporation,
                      filed on May 26, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          XIOX CORPORATION
                                          (Registrant)


Date:  November 30, 1999                  By: /s/ William H. Welling
                                              ----------------------------------
                                              (Duly Authorized Officer)


                                          By: /s/ Melanie D. Johnson
                                              ----------------------------------
                                              Melanie D. Johnson, VP Finance/
                                              CFO/Secretary
                                              (Duly Authorized Officer)

                                INDEX TO EXHIBITS


    Exhibit

      3.5 Certificate of Amendment of Certificate of Incorporation, filed on May 26, 1999.