Form 10KSB/A
period 1998-12-31
XIOX CORP
filed 2000-02-22
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                F O R M 10-KSB/A


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



Documents Incorporated By Reference


The following documents are incorporated by reference into the parts of Form 10-KSB/A indicated: (1) Xiox Annual Report to stockholders for the year ended December 31, 1998 for Part II; (2) Proxy Statement dated April 14, 1999 for the Annual Meeting of Stockholders to be held May 17, 1999 for Part III.



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

                                Table of Contents

                                                                            Page


PART I
         Item 1.  Description of Business                                      4
                   A.  The Company                                             4
                   B.  Products                                                5
                   C.  Sales, Marketing, and Distribution Methods              9
                   D.  Revenue Patterns                                       10
                   E.  Industry and Competition                               10
                   F.  Research and Development Expenses                      11
                   G.  Patents, Copyrights, Trademarks, and Licenses          11
                   H.  Production and Backlog                                 12
                   I.  Employees                                              12
         Item 2.  Description of Property                                     13
         Item 3.  Legal Proceedings                                           13
         Item 4.  Submission of Matters to a Vote of Security Holders         13


PART II
         Item 5.  Market for Registrant's Common Stock and Related
                  Stockholder Matters                                         14
         Item 6.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         14
         Item 7.  Financial Statements                                        14
         Item 8.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         15

PART III
         Item 9.   Directors and Executive Officers of the Registrant         16
         Item 10.  Executive Compensation                                     16
         Item 11.  Security Ownership of Certain Beneficial Owners
                   and Management                                             16
         Item 12.  Certain Relationships and Related Transactions             16
         Item 13.  Exhibits, Financial Statements, and Reports on Form 8-K    17


Signatures                                                                    22
Exhibit Index                                                                 23
Exhibit 13.1, Xiox Corporation 1998 Annual Report
Exhibit 23.1, Consent of Independent Auditors
Exhibit 27.1, Financial Data Schedule

The 10-KSB filed for FY1998 is amended to reflect the beneficial conversion right of Series A Preferred Stock issued in 1998.


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


In 1998, we received a total of approximately $9,300,000 (net issuance costs of $224,717 as of December 31, 1998) from Intel Corporation, Flanders Language Valley CVA, Zero State Capital, and other private investors for the purchase of our Series A preferred stock. This occurred in closings on September 21, 1998, and October 5, 1998. All together, 1,907,989 shares of our Series A preferred stock were sold at a purchase price of $5.00 per share. The Series A Preferred Stock is convertible into Common Stock on a 1:1 basis, subject to certain antidilution provisions, on the date of issuance. The purchase price of the Series A Preferred Stock was less than the prevailing market price of the Company's common stock resulting in a benefical conversion right of $2,683,587, which has been reflected in the accompanying statement of operations for the year ending December 31, 1998 as an increase in net loss applicable to common shareholders. The funds are being used on the development and marketing of a new product line that addresses the combined telephony and data markets. We plan to introduce the product in the second half of 1999.


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


Item 7.  Financial Statements

The following Xiox financial statements and the independent auditors' report appearing on pages 9 through 28 of the Annual Report are hereby incorporated herein by reference.

        Consolidated Balance Sheets as of December 31, 1998 and 1997

        Consolidated Statements of Operations for the years ended
        December 31, 1998 and 1997

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1998  and 1997

        Notes to Consolidated Financial Statements

        Independent Auditors' Report

The Annual Report, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not to be deemed as filed as part of this report on Form 10-KSB/A.

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

                  1. Financial Statements: The following Consolidated Financial Statements of Xiox Corporation and Report of KPMG LLP, independent auditors, are incorporated by reference to pages 9 through 28 of the registrant's Annual Report to stockholders.

                                                                 Page(s) in 1998
                                                                  Annual Report
                                                                 ---------------

          Consolidated Balance Sheets as of                                9
          December 31, 1998 and 1997

          Consolidated Statements of Operations                           10
          for the years ended December 31, 1998 and 1997

          Consolidated Statements of Stockholders' Equity for             11
          the years ended December 31, 1998 and 1997

          Consolidated Statements of Cash Flows                        12-13
          for the years ended December 31, 1998 and 1997

          Notes to Consolidated Financial Statements                   14-27

          Independent Auditors' Report                                    28

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

Xiox Corporation

Date:                               By:


February 22, 2000                  /s/     William H. Welling
                                   ---------------------------------------------
                                           William H. Welling
                                   Chairman and Chief Executive Officer


In accordance with the Exchange Act and authority contained in the 10-KSB dated March 31, 1999, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 22, 2000                    /s/       William H. Welling
                                     -------------------------------------------
                                               William H. Welling
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer) and Director


February 22, 2000                    /s/       Melanie D. Johnson
                                     -------------------------------------------
                                               Melanie D. Johnson
                                     Vice President of Finance/Chief Financial
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