Form 10KSB
period 1999-12-31
XIOX CORP
filed 2000-03-29
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               F O R M   10-KSB

(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the fiscal year ended December 31, 1999;

                                       or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

             For the transition period from __________ to __________

                            Commission file #0-15797
                                            --------

                                XIOX CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                 Delaware                                             953824750
---------------------------------------------             ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
 or organization)                                         Identification Number)

 577 Airport Boulevard, Suite #700
        Burlingame, California                                            94010
---------------------------------------------             ----------------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number:                                        (650) 375-8188
                                                               -----------------
Securities registered pursuant to Section 12(b) of the Act:                 None
                                                               -----------------
Securities registered pursuant to Section 12(g) of the Act:
                                                    Common Stock, $.01 Par Value
                                                    ----------------------------
                                                     (Title of Class)

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

Issuer's revenues for its most recent fiscal year were:   $5,577,181

As of March 1, 2000, the aggregate market value of the voting common stock held by non-affiliates (based upon the average bid and asked prices of such stock as reported by the National Association of Securities Dealers Quotations Listing on that date) was approximately $44,553,709. On the same date, the aggregate market value of the voting preferred stock held by non-affiliates (based upon a one-to-one conversion of preferred stock to common stock) was approximately $34,075,938.

As of March 1, 2000, the registrant's outstanding shares totaled 3,613,262 of common stock and 2,547,989 of preferred stock.

Documents Incorporated By Reference

The following documents are incorporated by reference into the parts of Form 10-KSB indicated: (1) Xiox Annual Report to stockholders for the year ended December 31, 1999 for Part II; (2) Proxy Statement dated April 17, 2000 for the Annual Meeting of Stockholders to be held May 15, 2000 for Part III.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements included in this document as a result of a number of factors, including but not limited to those discussed in
Item 1 of this report, "Description of Business," and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 2 through 8 of Xiox's 1999 Annual Report to stockholders.

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

                                Table of Contents

                                                                            Page
PART I

    Item 1.  Description of Business                                           4
             A.  The Company                                                   4
             B.  Products                                                      6
             C.  Sales, Marketing, and Distribution Methods                   10
             D.  Revenue Patterns                                             10
             E.  Industry and Competition                                     11
             F.  Research and Development Expenses                            12
             G.  Patents, Copyrights, Trademarks, and Licenses                12
             H.  Production and Backlog                                       12
             I.   Employees                                                   12
    Item 2.  Description of Property                                          13
    Item 3.  Legal Proceedings                                                13
    Item 4.  Submission of Matters to a Vote of Security Holders              13

PART II

    Item 5.  Market for Registrant's Common Stock and Related
             Stockholder Matters                                              14
    Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              14
    Item 7.  Financial Statements                                             14
    Item 8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              15

PART III

    Item 9.   Directors and Executive Officers of the Registrant              15
    Item 10.  Executive Compensation                                          15
    Item 11.  Security Ownership of Certain Beneficial Owners
              and Management                                                  15
    Item 12.  Certain Relationships and Related Transactions                  15
    Item 13.  Exhibits, Financial Statements, and Reports on Form 8-K         16

Signatures                                                                    21
Exhibit Index                                                                 23
Exhibit 10.29 Amendment to November 18, 1997 Lease Agreement between Xiox and One Dow Court, Inc., dated
                  November 10, 1999.
Exhibit 13.1, Xiox Corporation 1999 Annual Report
Exhibit 23.1, Consent of Independent Auditors
Exhibit 27.1, Financial Data Schedule

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

Since our incorporation, our product line has expanded from a single software system to a full range of telecommunication systems, each of which has been designed to address the needs of small or large businesses in many different industries. In addition to our software and hardware-based systems, we also provide call costing rate tables and system enhancements to end users under subscription arrangements. We market our systems through a sales force, dealers, subsidiaries of the regional bell operating companies, and original equipment manufacturers.

With the convergence of voice and data driving small business customers towards more complex premise technology and the rapidly expanding global network infrastructure, we formed a new product group. This group is developing, and will market a new generation of highly integrated customer premise networking products that seamlessly integrate data networks and telephony solutions. These products will enable us and our sales channels to strategically address and participate in a much larger global business. The new product line will provide business customers with what they need for secure voice and data communications between their customers, employees and suppliers. Not only will our solution reduce the initial cost of acquisition, but it will also allow for reductions in installation, system management and telecommunications costs associated with today's complex converged systems. We will announce the product in the first half of the year.

Developments During 1999

In March 1999 we announced the signing of a contract that endorses us as the official call accounting solution for all Bass Hotels & Resorts franchise hotels in North America. Under the agreement Bass has standardized on Xiox call accounting as the solution for all new properties built under the Bass Hotels & Resorts flag, such as Holiday Inn(R), Staybridge Suites(SM), Holiday Inn Express(R), and Crowne Plaza(R) Hotels & Resorts. Bass Hotels & Resorts has also selected us as the standard for call accounting for all existing hotels in North America to meet their new telecommunications technical standards.

In May 1999 we announced with Promus Hotel Corporation the signing of a master purchase agreement with INNCO Purchasing Management, a wholly-owned subsidiary of Promus Hotel Corporation, that endorses Xiox as a preferred call accounting solution for all Promus properties in North America. Under the agreement Promus will standardize on Xiox call accounting in a Preferred Supplier Network for all properties built under the Promus flag, including Doubletree Hotels, Embassy Suites, Hampton Inns, and Homewood Suites.

Also in May 1999 we announced the completion of Directory Services Integration for our call accounting and facilities management software utilizing Lightweight Directory Access Protocol (LDAP). LDAP integration allows our products to be automatically updated as changes are made from any LDAP enabled director server, bringing true single point-of-entry for LDAP enabled telecommunication products such as voice mail and PBX systems.

In December 1999, we received a total of approximately $7,500,000 from Flanders Language Valley CVA, an affiliate of our company, Edmund Shea and Mary Shea Real Property Trust, a holder of greater than ten percent of our common stock, and other private investors for the purchase of our Series B preferred stock. This occurred in an initial closing on December 30, 1999. A total of 375,000 shares of our Series B preferred stock were sold at a purchase price of $20.00 per share. The Series B Preferred Stock is convertible into Common Stock on a 1:1 basis, subject to certain antidilution provisions, on the date of issuance. The purchase price of the Series B Preferred Stock was less than the prevailing market price of the Company's common stock resulting in a beneficial conversion right of $2,132,812, which has been reflected in the accompanying statement of operations for the year ending December 31, 1999 as an increase in net loss applicable to common shareholders.

A second closing occurred on February 7, 2000 in which an additional $12,900,000 of Series B preferred stock was sold to Flanders Language Valley and other private investors. A total of 645,000 shares of Series B preferred stock were sold at a purchase price of $20.00 per share. This was the second and final closing of a $20,400,000 sale of 1,020,000 shares of Series B preferred stock. As a result of the second closing, a beneficial conversion right of $5,482,500 will be reflected in the Company's 10-QSB for the quarter ending March 31, 2000 as an increase in net loss applicable to common shareholders. The second closing was completed on the same terms as the first closing following an amendment to the Stock Purchase and Investor Rights Agreement dated December 30, 1999.

The funds are being used on the development and marketing of a new product line that addresses the combined telephony and data markets. We plan to announce the product in the first half of 2000.

B. Products

Our products are sold to the commercial and hospitality markets and are comprised of three product categories:

     o   Call Accounting
     o   Traffic Engineering
     o   Facilities Management

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

Xiox Commercial Industry Product Applications

Call Accounting Software

Call accounting software is used to collect data from telephone calls (generally from the Private Branch Exchange or "PBX"), and to price calls by applying long distance and local exchange carrier tariffs. Rated calls are placed into a database and can be sorted, summed, and printed in a variety of report formats. A call accounting system can generate savings ranging between 10 and 40 percent of the total number of minutes used each month, compared to telecommunication networks without call accounting. Savings are realized when call accounting allows a company to increase the efficiency of its telecommunications network and to reduce the minutes of usage. If each employee were to reduce phone usage by five minutes per day, the savings for 100 employees at a cost of $0.08 per minute, for example, would be over $10,000 per year.

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

GBS for Windows(TM) was designed for ease of use. All of our tools and reports are accessible with point and click functionality, including:

     o   macros for viewing information in colorful graphical formats
     o Intelligent Configuration(TM) (patented) for automatic and simple installation
     o   scheduled polling, processing, and reporting
     o   intuitive management of multiple sites
     o   rate table updates at a click of a button or automatically scheduled

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

This product greatly simplifies the traditional traffic engineering function. The "Alerts and Suggestions" report identifies actions that should be considered to reduce costs or eliminate blockage.

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

This product annotates reports with information identifying abnormal conditions reported on the PBX that fall outside the recommendations provided by Nortel for their customers. Customers may use this information to significantly reduce their monthly service costs and/or greatly improve the service performance on a PBX.

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

Xiox Hospitality Industry Product Applications

Call Accounting Software

Xiox Lodging Software is specifically designed for resale applications for hotels, motels, hospitals, and nursing homes. It immediately prices calls and produces a call receipt which is posted to the guest's or patient's folio. If the business has a computerized property management system, the call accounting system prices and processes call records and communicates them to the property management system for automatic integration into a guest's records.

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

Xiox Summa Pro(R) is a stand-alone call accounting system designed for budget and economy hotels with up to 500 extensions and provides a call storage capacity of 14,000 call records. The product allows smaller properties to afford the revenue-producing benefits of call accounting systems, such as accurate tracking and billing of guest calls. It features smart, easy-to-use commands that allow any property manager or front desk employee to operate without lengthy training, and it includes features such as one-touch reporting and credit limit alarm.

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

C.  Sales,  Marketing, and Distribution Methods

We market our systems to end users primarily through our network of authorized dealers. We sell to over 400 dealers, including regional bell operating companies (i.e., USWest Information Systems and BellSouth Communications Systems) and several independent business telephone dealers. Most of our dealer agreements do not include commitments by such dealers to purchase a minimum number of systems, and typically may be canceled at any time with 30 days prior written notice. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distribution network. One customer accounted for 12 percent of our revenue during 1999, versus two customers that each accounted for 11 percent of our revenue in 1998. During each of the years ended December 31, 1999 and 1998, our export sales were less than two percent of total sales.

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

Xiox Lodging Software, Summa Prophet H, and Summa Pro(R): The Summa Suite family of products is targeted to independent and chain-affiliated properties in the lodging industry. Marketing of Xiox Lodging Software is through the direct sales force and value-added dealers specializing in lodging specific systems.

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

E.   Industry and Competition

The telecommunications systems industry has been characterized by intense competition and rapid technological and market changes. The principal competitive factors in the telephone management and call accounting software systems market are customer service, dealer coverage, name recognition, product performance, price, and flexibility of product design.

Most of our competitors have substantially greater financial, marketing, and technology resources than we do, and that may harm our ability to compete effectively with them. Based on industry sources, we believe that both Telco Research and ISI-Infortext, which are privately held, have revenues that are at least twice as large as our revenues. Nortel Networks Corporation, a public company, reported 1999 revenues of approximately $21 billion . In each case, we believe our competitors have marketing and technological resources commensurate with their revenues. We cannot be certain that we will be able to compete successfully against either current or potential competitors or that competition will not have a material adverse effect on our business, consolidated results of operations, and financial condition.

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

F.  Research and  Development Expenses

We are committed to the development of new products and the continued enhancement of our existing products. In 1999 we continued a large development effort on a new product line addressing the combined telephony and data markets. During 1999 we expended $7,843,563 on research and development versus $4,194,254 in 1998. We expect the spending during 2000 to exceed 1999 spending. We plan to announce the product in the first half of 2000.

G.   Patents, Copyrights, Trademarks, and Licenses

We have filed for copyrights for our computer programs and algorithms.

We have secured trademark protection for our service marks under our Fort Knox(R) Family of products, including Fort Knox(R), Hacker Tracker(R), Xiox Hacker Tracker(R), Hacker Preventer(R), and Hacker Deadbolt(R). We also have trademark protection for Prophet Writer(R), Summa Pro(R), Summa Suite(R), Summa Voice(R), and our window and curtain graphic logo. Xiox(TM) is also our trademark. We have pending and in good order before the United States Patent and Trademark Office applications for registration for the following marks: Paix, Intelligent Buffer, Appliance, Appliance One, Appliance I, Appliance II, Appliance III, Town Square, Town Square and design, @Comm and design. We have pending and in good order regional applications for trademark registration in Belgium, Netherlands, and Luxembourg for the following marks: Town Square, Town Square + device, @Comm, and ATCOMM. We have pending and in good order application for European registration of the following marks: @Comm and Town Square + device.

We have received patents on: (1) an innovative answer detection technology;  and
(2) an intelligent software application installation and configuration methodology that includes a remote rate table delivery system. In addition, we presently have filed for seven additional patents.

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

I. Employees

We had 111 full-time employees as of December 31, 1999, and 114 total employees.

Item 2. Description of Property

We lease approximately 13,168 square feet of office space at 577 Airport Boulevard, Suite 700, Burlingame, California. The lease expires July 31, 2000, and we are currently in negotiations to renew the lease. In addition, we lease 29,607 square feet of multi-use space at 150 Dow Court, Manchester, New Hampshire, under a seven-year lease that expires January 31, 2005. We also lease a 692 square-foot facility at 8010 East McDowell Road, Scottsdale, Arizona, on a month-to-month basis.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

This information is set forth under the caption "Stock Trading Information" on page 27 of our 1999 Annual Report to stockholders and is hereby incorporated by reference.

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

        Consolidated Balance Sheets as of December 31, 1999 and 1998

        Consolidated Statements of Operations for the years ended
        December 31, 1999 and 1998

        Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1999  and 1998

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

PART III

Item 9. Directors and Executive Officers of the Registrant

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 9 of Form 10-KSB with respect to the members of the Board of Directors and Executive Officers of Xiox is incorporated by reference to the information contained in the sections captioned "Nominees," "Business Experience of Directors," "Executive Officers," and "Section 16(A) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission.

Item 10. Executive Compensation

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 10 of Form 10-KSB with respect to executive compensation is incorporated by reference to the information contained in the section captioned "Executive Compensation" in our definitive proxy statement for the 2000 annual meeting of stockholders to be filed with the SEC.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 11 of Form 10-KSB with respect to security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and
Management" in our definitive proxy statement for the 2000 annual meeting of stockholders to be filed with the SEC.

Item 12. Certain Relationships and Related Transactions

Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 12 of Form 10-KSB with respect to certain relationships and related transactions is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2000 annual meeting of stockholders to be filed with the SEC.

Item 13. Exhibits, Financial Statements, and Reports on Form 8-K

     A. The following documents are filed as parts of this report.

                  1. Financial Statements: The following Consolidated Financial Statements of Xiox Corporation and Report of KPMG LLP, independent auditors, are incorporated by reference to pages 9 through 26 of the registrant's Annual Report to stockholders.

                                                                 Page(s) in 1999
                                                                 Annual Report

          Consolidated Balance Sheets as of                               9
          December 31, 1999 and 1998

          Consolidated Statements of Operations                          10
          for the years ended December 31, 1999 and 1998

          Consolidated Statements of Stockholders' Equity for            11
          the years ended December 31, 1999 and 1998

          Consolidated Statements of Cash Flows                       12-13
          for the years ended December 31, 1999 and 1998

          Notes to Consolidated Financial Statements                  14-25

          Independent Auditors' Report                                   26


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

3.2(2)      Bylaws.

3.3(14)     Certificate of Amendment dated May 26, 1998.

3.4(14) Certificate of Designations, Preferences, and Other Rights of the Series A Preferred.

3.5(20) Certificate of Amendment of Certificate of Incorporation dated May 26, 1999.

3.6(18) Certificate of Designation, Preferences and Other Rights of the Series B Preferred.

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

4.8(19) Stock Purchase and Investor Rights Agreement, as amended, dated February 7, 2000.

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

10.18(21)   Xiox Corporation 1994 Stock Plan, as amended

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

10.27(10)   Asset  Purchase  Agreement  of  Instor  Systems  Corporation,  dated
            October 12, 1994.

10.28(17)   Lease Agreement between Xiox and One Dow Court, Inc., dated November
            18, 1997.

10.29* Amendment to November 18, 1997 Lease Agreement between Xiox and One Dow Court, Inc., dated November 10, 1999.

13.1*       1999 Annual Report to stockholders.

21.1**      Subsidiaries of Xiox.

23.1*       Consent of KPMG LLP, Independent Auditors.

24.1        Power of Attorney (see page 21).

27.1*       Financial Data Schedule.


*           Filed herewith.

** Listed under the caption "Principles of Consolidation" in Xiox's 1999 Annual Report to stockholders, attached as Exhibit 13.1.

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

(13) Incorporated by reference to Xiox's Registration Statement on Form S-8 (File No. 33-37686).

(14)        Incorporated  by  reference to Xiox's Form 8-K filed  September  24,
            1998.

(15) Incorporated by reference to Xiox's Registration Statement on Form S-3/A, filed on February 24, 1999 (File No. 333-68435).

(16) Incorporated by reference to Xiox's Registration Statement on Form S-8, filed on June 18, 1998 (File No. 333-57149).

(17) Incorporated by reference to Xiox's Report on Form 10-K for the year ended December 31, 1997.

(18) Incorporated by reference to Xiox's Report on Form 8-K filed January 10, 2000.

(19)        Incorporated  by reference to Xiox's Report on Form 8-KA filed March
            7, 2000.

(20) Incorporated by reference to Xiox's Report on Form 10-QSB/A filed November 30, 1999.

(21) Incorporated by reference to Xiox's Registration Statement on Form S-8, filed on June 25, 1999 (File No. 333-81537).

B. Reports on Form 8-K:

            The following reports on Form 8K or 8K/A were filed subsequent to December 31, 1999 which included a transaction that occurred in 1999:

            Stock Purchase and Investor Rights Agreement with Flanders Language Valley CVA, Edmund Shea and Mary Shea Real Property Trust, and other private investors for the private placement of $7.5 million of Series B Preferred Stock dated December 30, 1999 and filed on January 10, 2000.

            Stock Purchase and Investor Rights Agreement with Flanders Language Valley CVA, and other private investors for the private placement of an additional $12.9 million of Series B Preferred Stock dated February 7, 2000 and filed on March 7, 2000. A total of $20.4 million of Series B Preferred Stock was sold. The second closing was completed on the same terms as the first closing following an amendment to the Stock Purchase and Investor Rights Agreement dated December 30, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xiox Corporation

Date:                               By:

March 29, 2000                      /s/     William H. Welling
                                   ---------------------------------------------
                                            William H. Welling
                                            Chairman and Chief Executive Officer

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

In accordance with the Exchange Act and the authority contained in the 10-KSB dated March 31, 2000, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2000                       /s/       William H. Welling
                                   ---------------------------------------------
                                               William H. Welling
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer) and Director

March 29, 2000                     /s/             Melanie D. Johnson
                                   ---------------------------------------------
                                                   Melanie D. Johnson
                                   Vice President of Finance/Chief Financial
                                            Officer/Corporate Secretary

March 29, 2000                       /s/       Mark A. Parrish, Jr.
                                   ---------------------------------------------
                                               Mark A. Parrish, Jr.
                                                    Director

March 29, 2000                     /s/             Atam Lalchandani
                                   ---------------------------------------------
                                                   Atam Lalchandani
                                    Director and Assistant Corporate Secretary

March 29, 2000                     /s/             Bernard T. Marren
                                   ---------------------------------------------
                                                   Bernard T. Marren
                                                      Director

March 29, 2000                     /s/             Robert K. McAfee
                                   ---------------------------------------------
                                                   Robert K. McAfee
                                                      Director

March 29, 2000                     /s/             Philip Vermeulen
                                   ---------------------------------------------
                                                   Philip Vermeulen
                                                     Director

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

3.2(2)      Bylaws.

3.3(14)     Certificate of Amendment dated May 26, 1998.

3.4(14) Certificate of Designations, Preferences, and Other Rights of the Series A Preferred.

3.5(20) Certificate of Amendment of Certificate of Incorporation dated May 26, 1999.

3.6(18) Certificate of Designation, Preferences and Other Rights of the Series B Preferred.

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

4.8(19) Stock Purchase and Investor Rights Agreement, as amended, dated February 7, 2000.

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

10.18(21)   Xiox Corporation 1994 Stock Plan, as amended

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

10.27(10)   Asset  Purchase  Agreement  of  Instor  Systems  Corporation,  dated
            October 12, 1994.

10.28(17)   Lease Agreement between Xiox and One Dow Court, Inc., dated November
            18, 1997.

10.29* Amendment to November 18, 1997 Lease Agreement between Xiox and One Dow Court, Inc., dated November 10, 1999.

13.1*       1999 Annual Report to stockholders.

21.1**      Subsidiaries of Xiox.

23.1*       Consent of KPMG LLP, Independent Auditors.

24.1        Power of Attorney (see page 21).

27.1*       Financial Data Schedule.


*           Filed herewith.

** Listed under the caption "Principles of Consolidation" in Xiox's 1999 Annual Report to stockholders, attached as Exhibit 13.1.

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

(14)        Incorporated  by  reference to Xiox's Form 8-K filed  September  24,
            1998.

(15) Incorporated by reference to Xiox's Registration Statement on Form S-3/A filed February 24, 1999 (File No. 333-68435).

(16) Incorporated by reference to Xiox's Registration Statement on Form S-8, filed on June 18, 1998 (File No. 333-57149).

(17) Incorporated by reference to Xiox's Report on Form 10-K for the year ended December 31, 1997.

(18) Incorporated by reference to Xiox's Report on Form 8-K filed January 10, 2000.

(19)        Incorporated  by reference to Xiox's Report on Form 8-KA filed March
            7, 2000.

(20) Incorporated by reference to Xiox's Report on Form 10-QSB/A filed November 30, 1999.

(21) Incorporated by reference to Xiox's Registration Statement on Form S-8, filed on June 25, 1999 (File No. 333-81537).