Form 10QSB
period 2000-03-31
AT COMM CORP
filed 2000-05-15
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)
        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarterly period March 31, 2000 ;
                                             ----------------

                                       or

        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________



                            Commission file #0-15797
                                            --------

                               AT COMM CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)





           Delaware                                                   95-3824750
        ---------------                          -------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)


577 Airport Blvd, Suite 700,
Burlingame, California                                                     94010
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


 Issuer's telephone number:                                       (650) 375-8188
--------------------------------------------------------------------------------


        Indicate by check mark whether the registrant:

        (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file
            such reports).                 Yes _X_   No___

        (2) Has been subject to such filing requirements for the past 90 days. Yes_X_ No__

Issuer's number of common shares
outstanding at April 30, 2000                                   3,622,289 shares
--------------------------------------------------------------------------------

                               AT COMM CORPORATION

                                      INDEX

                                                                        Page No.

PART I  Financial Information

        Item 1.

           Condensed Consolidated Balance Sheets  (unaudited)
              March 31, 2000 and December 31, 1999                             3

           Condensed Consolidated Statements of Operations (unaudited)
              Three Months ended March 31, 2000 and March 31, 1999             4

           Condensed Consolidated Statements of Cash Flows (unaudited)
              Three months ended March 31, 2000 and March 31, 1999           5-6

           Notes to Condensed Consolidated Financial Statements             7-10

        Item 2.

           Management's Discussion and Analysis of
              Financial Condition and Results of Operations                11-16


PART II Other Information

        Item 6.

           Exhibits and Reports on Form 8-K                                   17


           Signatures                                                         18

                                              AT COMM CORPORATION
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (unaudited)

                                                                    March 31, 2000         December 31, 1999
                                                                  --------------------    --------------------
Assets:
Current Assets
     Cash & cash equivalents                                      $        16,903,699               7,844,328
     Accounts receivable, net                                                 577,604                 892,816
     Other receivables                                                          6,980                   6,041
     Inventories                                                              413,500                 384,370
     Prepaid expenses and other assets                                        276,392                 140,157
                                                                  --------------------    --------------------

          Total current assets                                             18,178,175               9,267,712

Property, equipment and software, net                                       2,500,167               1,828,108
Notes receivable                                                              100,000                 100,000
Deposits & other assets                                                       404,361                 342,060
                                                                  --------------------    --------------------

                    Total Assets                                  $        21,182,703              11,537,880
                                                                  ====================    ====================

Liabilities and Stockholders' Equity
Current liabilities
     Accounts payable                                             $           376,040                 297,959
     Accrued expenses                                                       1,100,591                 594,341
     Accrued compensation                                                     616,784                 395,289
     Purchase deposits                                                         32,989                  34,330
     Deferred revenue                                                       1,554,119               1,536,161
     Notes payable                                                                 --                   3,444
     Capital lease                                                             15,723                  15,335
                                                                  --------------------    --------------------

          Total current liabilities                               $         3,696,246               2,876,859

Capital lease - net of current portion                                         18,752                  22,990

Minority interest                                                             100,089                 105,913

Stockholders' equity
   Preferred stock, $0.01 par value; 10,000,000 shares
      authorized; 2,547,989 and 2,102,989 shares issued and
      outstanding as of March 31, 2000 and December
      31, 1999, respectively.                                                  25,480                  21,030
   Common stock, $.01 par, 50,000,000 shares authorized,
      3,615,492 and 3,403,914 shares issued and outstanding
      as of March 31, 2000 and December 31,1999
      respectively.                                                            36,155                  34,039
   Additional paid-in capital                                              38,515,647              25,238,941
   Deferred compensation                                                     (368,352)                 (5,066)
   Accumulated other comprehensive loss                                      (242,187)               (165,703)
   Accumulated deficit                                                    (20,599,127)            (16,591,123)
                                                                  --------------------    --------------------
          Total stockholders' equity                                       17,367,616               8,532,118
                                                                  --------------------    --------------------

                  Total liabilities and stockholders' equity      $        21,182,703              11,537,880
                                                                  ====================    ====================


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                          PAGE 3

                               AT COMM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three months ended       Three months ended
                                                           March 31, 2000           March 31, 1999
                                                        -------------------      ---------------------
Revenues                                                $        1,264,534                  1,314,165
                                                        -------------------      ---------------------

Product costs                                                      659,620                    545,448
Research and development                                         3,161,784                  1,431,708
Marketing, sales, general and  administrative                    1,708,095                    815,387
                                                        -------------------      ---------------------

                                                                 5,529,499                  2,792,543
                                                        -------------------      ---------------------

Loss  from operations                                           (4,264,965)                (1,478,378)

Other income, net                                                  261,976                     87,037
                                                        -------------------      ---------------------

       Loss before income taxes                                 (4,002,989)                (1,391,341)

Income taxes                                                         5,015                      3,125
                                                        -------------------      ---------------------

       Net loss                                                 (4,008,004)                (1,394,466)

Preferred stock beneficial conversion
   rights

                                                                 5,482,500                          -
                                                        -------------------      ---------------------

Net loss applicable to common stockholders              $       (9,490,504)                (1,394,466)
                                                        ===================      =====================

Per Share Information:

Basic net loss per share                                $            (2.68)                     (0.44)
                                                        ===================      =====================

Number of shares used in per share
   computation                                                   3,542,710                  3,177,763
                                                        ===================      =====================


Diluted net loss per share                              $           (2.68)                      (0.44)
                                                        ===================      =====================

Number of shares used in per share
   computation                                                   3,542,710                  3,177,763
                                                        ===================      =====================


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                          PAGE 4

                                             AT COMM CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)


                                                              Three months ended      Three months ended
                                                                March 31, 2000          March 31, 1999
                                                             --------------------    ---------------------
Cash flows from operating activities:
Net loss                                                     $        (4,008,004)             (1,394,466)

Adjustments to reconcile net loss to net
Cash used in operations
       Depreciation                                                      149,161                 109,300
       Minority interest in net loss                                      (3,374)                 (2,648)
       Foreign exchange gain                                             (65,906)                     --
       Other                                                               5,608                     800

       Change in operating assets and liabilities:

            Accounts receivable, net                                     315,212                 (23,566)
            Other receivables                                            (12,063)                 (4,443)
            Inventories                                                  (29,131)                (10,265)
            Prepaids,  deposits and other assets                        (212,302)               (135,606)
            Accounts payable and accrued expenses                        807,877                  69,575
            Purchase deposits                                             (1,341)                 (7,111)
            Deferred revenue                                              17,958                 (58,996)
                                                             --------------------    --------------------

Net cash used in operations                                           (3,036,305)             (1,457,426)
                                                             --------------------    --------------------

Cash flows from investing activities:

       Acquisition of property, equipment and software                  (822,001)               (357,272)

Cash from financing activities:

       Repayment of capital lease obligation                              (3,834)                     --
       Repayment of borrowings                                            (3,461)                 (9,757)
       Proceeds from sale of common stock                                 28,090                   1,988
       Proceeds from sale of preferred stock                          12,889,662                      --
                                                             --------------------    --------------------

Net cash provided by financing activities                             12,910,457                  (7,769)
                                                             --------------------    --------------------

Effect of exchange rate changes on cash                                    7,220                  (8,791)
                                                             --------------------    --------------------

Net increase (decrease) in cash & cash equivalents                     9,059,371              (1,831,258)

Beginning cash and cash equivalents                                    7,844,328               8,272,251
                                                             --------------------    --------------------

Ending cash and cash equivalents                             $        16,903,699               6,440,993
                                                             ====================    ====================



                                                (continued)



                                             AT COMM CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)


                                                              Three months ended      Three months ended
                                                                March 31, 2000          March 31, 1999
                                                             --------------------    --------------------

Supplemental cash flow information:
       Interest paid                                         $               837                     485
       Income taxes paid                                                   7,450                   2,250

Noncash investing and financing activities:


Shares issued on stock option excercise in
       exchange for surrender of common stock                             29,319                      --
                                                             ====================    ====================


Conversion of preferred stock to common stock                              2,000                      --
                                                             ====================    ====================

Beneficial conversion feature recorded
    on issuance of preferred stock                           $         5,482,500                      --
                                                             ====================    ====================



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                          PAGE 6

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 :  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 1999.

NOTE 2 :  REVENUE RECOGNITION AND DEFERRED REVENUE

Revenue from product sales is recognized when evidence of the arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. The Company provides reserves for estimated returns of product sales and accrues for the estimated costs of providing customer support when deemed necessary.

Revenue related to customer support and rate tariff table subscriptions is deferred and recognized ratably over the period of the agreements. Support and rate tariff table subscriptions entitle a customer to receive future releases and enhancements of the related software products and/or to receive the current local and long distance provider tariff rates for their call accounting systems for the subscription period.

NOTE 3 :  INVENTORIES

Inventories have been stated at the lower of first-in, first-out cost or market. Inventories consist solely of purchased hardware and software products (finished goods).

NOTE 4 :  BANK LINE OF CREDIT

The Company maintains a $1,000,000 line of credit collateralized by eligible accounts receivable. The line bears interest at prime plus 1.0% (10.0% as of March 31, 2000) which the Company intends to renew upon expiration in May 2000. No amounts were outstanding under the line as of March 31, 2000.

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:   @COMM FLANDERS NV

@Comm Flanders nv ("@Comm Flanders"), formerly Xiox Flanders N.V. was incorporated in Belgium pursuant to an agreement between the Company and Flanders Language Valley ("FLV") and is owned 94.9% by the Company and 5.1% by FLV. The Company has committed to fund @Comm Flanders with approximately $1,500,000 in 2000. The actual amount of funding provided by the Company will depend on the business needs of @Comm Flanders and can be modified by a vote of the Board of Directors.

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

The shares used in per share computations for the periods ended March 31, 2000 and 1999 are as follows:

                                     Three months ended March 31,

                                      2000                  1999
                                ------------------    -----------------

Weighted average common
shares outstanding-basic                3,542,710            3,177,763
Dilutive incremental shares                    --                   --
                                ------------------    -----------------

Shares used in diluted per
share computations                      3,542,710            3,177,763
                                ==================    =================




Excluded from the computation of diluted loss per share for March 31, 2000 are warrants to acquire 40,000 shares of common stock, 2,547,989 shares of preferred stock which are generally convertible to common stock on a one-to-one basis, and 927,182 shares associated with outstanding stock options. Excluded from the computation of diluted loss per share for March 31,1999 are warrants to acquire 50,000 shares of common stock, 1,877,989 shares of preferred stock which are generally convertible to common stock on a one-to-one basis, and 614,908 shares associated with outstanding stock options.

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:  COMPREHENSIVE INCOME

Total comprehensive loss was $4,084,488 and $1,435,537 for the three months ended March 31, 2000 and March 31, 1999, respectively. The difference between net loss and comprehensive loss is the result of translation of the operations of the Company's foreign subsidiary, which has a local functional currency.

NOTE 8: SEGMENT AND GEOGRAPHIC REPORTING

The Company has two reporting segments, telephone management products and the development of a new product line that addresses the combined telecom and datacom markets. The new product line did not generate any revenue in 2000 or 1999. The two segments have been aggregated because their long-term economic characteristics will be similar. The nature of the product, the production process, type of customer, and methods of distribution will also be similar. Additionally, there were no unallocated corporate expenses in 2000 and 1999.

The revenues for At Comm products for the three months ending March 31, 2000 and March 31, 1999 are as follows:

                                                   2000            1999
                                                -----------    -----------

     Telephone management products              $  721,593        816,526
     Service and support                           542,941        497,639
                                                -----------    -----------

          Total revenue                         $1,264,534      1,314,165
                                                ===========    ===========


The Company's assets are primarily located in the United States and are not allocated to any specific segment. The Company does not measure the performance of its segments based on any asset-based metrics; therefore, segment information is not provided for assets.

The Company has not separately reported segment information on a geographic basis, as international sales have not been material for the three months ending March 31, 2000 and March 31, 1999.

                               AT COMM CORPORATION

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has not determined the impact the adoption of SAB 101 will have on its consolidated financial position or results of operations

NOTE 10: SUBSEQUENT EVENTS

On April 25, 2000 the Company called for redemption all of its outstanding shares of Series A Preferred Stock at the close of business on May 23, 2000. The redemption price is $5.00 per share of Series A Preferred Stock. The holders of the Series A Preferred Stock have no right to convert their shares into Common Stock at any time prior to the redemption date. Each outstanding share of Series A Preferred Stock is convertible into one share of Common Stock.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     This 10-QSB, including, but not limited to the section on page 13 discussing risk factors, as well as the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ materially from those projected in the forward-looking statements as a result of many factors, including the risk factors set forth below. Words such as "we" or "our" refer to the Company.

     You can identify such forward-looking statements by noting the use of forward-looking terms such as "believes," "expects," "plans," "estimates" and other similar words. Certain risks, uncertainties or assumptions that are difficult to predict may affect such statements. The following risk factors and other cautionary statements could cause our actual operating results to differ materially from those expressed in any forward-looking statement. We caution you to keep in mind the following risk factors and other cautionary statements and to refrain from placing undue reliance on any forward-looking statements, which speak only as of the date of this document.

The following is management's discussion and analysis of certain significant factors which have effected At Comm's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

First Quarter 2000 vs. 1999

Revenue for the three months ended March 31, 2000 was $ 1,264,534, a decrease of 4% or $49,631 versus the $1,314,165 recorded during the three months ended March 31, 1999. The decrease in revenue is attributed to lower demand for telephone management product in the first quarter of 2000.

Total operating expenses for the three months ended March 31, 2000 were $5,529,499, an increase of 98% or $2,736,956 versus the $2,792,543 of operating expenses incurred during the three months ended March 31, 1999. Total product costs as a percentage of revenue increased to 52% in the first quarter of 2000 from 42% in the first quarter in 1999, primarily due to variations in product mix and increased labor costs.

Research and development expenses increased by 121% or $1,730,076 to $3,161,784 in the first quarter of 2000 compared to $1,431,708 in the first quarter of 1999 due to an increased investment in new product development. The Company expects quarterly research and development spending to exceed 1999 levels throughout 2000.

Marketing, sales and general and administrative expenses in the first quarter of 2000 increased by 109% or $892,708 to $1,708,095 compared to $815,387 in the first quarter of 1999, primarily due to an increase in marketing and sales expenditures associated with new product business development.

Other income increased by $174,939 from the first quarter of 1999 primarily due to income earned on cash equivalent investments of $196,907 in the first quarter of 2000 versus $87,663 earned in the first quarter of 1999. The increase in cash equivalent investments is a result of proceeds received from the Company's Series B financing.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The Company lost $4,264,965 from operations during the first quarter of 2000 and reported a net loss after taxes of $4,008,004 versus a loss of $1,478,378 from operations and a net loss after taxes of $1,394,466 in the comparable quarter of 1999. The Company attributes this primarily to increased research and development expenses associated with its new product development in addition to administrative and marketing expenses necessary to support this effort.

Liquidity and Capital

At March 31, 2000, the Company held cash and cash equivalents totaling $16,903,699 and had working capital of $14,481,929 versus cash equivalents of $7,844,328 and working capital of $6,390,853 at December 31, 1999. The Company anticipates investing in excess of $1,500,000 in capital equipment during 2000, consisting primarily of computer hardware and software and testing equipment. Since December 31, 1999, capital equipment procurements have totaled $822,001.

The Company maintains a bank line of credit of $1,000,000. The bank line, when utilized, is collateralized by certain current assets and property and equipment. The line carries a variable interest rate based upon prime plus 1.0 (10.0% as of March 31, 2000) which the Company intends to renew upon expiration. No amounts were outstanding under the line as of March 31, 2000.

During 1999, the Company raised approximately $7,5000,000 through the issuance of the Company's Series B Preferred Stock to support development of our new product line addressing the combined telecom and datacom markets. The Series B Preferred Stock is convertible into Common Stock on a 1:1 basis, subject to certain antidilution provisions, on the date of issuance. The purchase price of the Series B Preferred Stock was less than the prevailing market price of the Company's common stock resulting in a beneficial conversion feature of $2,132,812, which has been reflected in the accompanying statement of operations for the year ending December 31, 1999 as an increase in net loss applicable to common shareholders.

A second closing occurred on February 7, 2000 in which approximately $12,900,000 of additional Series B preferred stock was sold to Flanders Language Valley and other private investors. A total of 645,000 shares of Series B preferred stock were sold at a purchase price of $20.00 per share. This was the second and final closing of a $20,400,000 sale of 1,020,000 shares of Series B preferred stock. The second closing was completed on the same terms as the first closing following an amendment to the Stock Purchase and Investor Rights Agreement dated December 30, 1999. The purchase price of the second closing of the Series B Preferred Stock was less than the prevailing market price of the Company's common stock resulting in a beneficial conversion feature of $5,482,500, which will be reflected in the condensed consolidated statement of operations for the quarter ending March 31, 2000 as a loss applicable to common shareholders.

In connection with this new product line, we have committed to fund @Comm Flanders nv, our 94.9% owned subsidiary, with approximately $1,500,000 in 2000. The actual amount of funding provided by the Company will depend on the business needs of @Comm Flanders and can be modified by a vote of the Board of Directors.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Certain Risk Factors Which May Impact Future Operating Results and Market Price of Stock

      Before you invest in our common stock, you should be aware an investment in our common stock involves a high degree of risk, and that there are various risks, including those described below. You should consider carefully these risk factors, and the other information included in this prospectus before you decide to purchase shares of our common stock.

Differing sales cycles may cause our operating revenues to fluctuate, which may lower our stock price.

         Our quarterly revenues are likely to fluctuate significantly in the future due to a number of factors that affect telecommunications management companies, many of which are outside our control. Factors that could affect our revenue include:

o     variations in the timing of orders and shipments of our products;
o     variations in the size of the orders for our products;
o     new product introductions by our competitors;
o     delays in introducing new products.

Our stock price may be volatile and you may not be able to sell the shares at or above the price you paid to purchase them.

      The trading price of our common stock may be highly volatile and could fluctuate in response to a variety of factors that affect telecommunications management companies, including the following:

o     actual or anticipated variations in quarterly operating results;
o     announcements of technological innovations;
o     new products or services offered by us or by our competitors;
o     additions or departures of key personnel;
o     changes in financial estimates by securities analysts;
o     conditions or trends in the telecommunications industry;
o changes in the economic performance and/or market valuations of the telecommunications industry;
o changes in the economic performance and/or market valuations of other companies in the telecommunications industry;
o     volatility generally associated with technology stocks; and
o     other broader market trends unrelated to our operating performance.

      In addition, our stock is commonly described as "thinly traded stock" because our average daily trading volume (approximately 3,000 shares) is very low in comparison to other publicly traded companies. The price of a thinly traded stock like ours may fluctuate sharply whenever the volume of trades exceeds the average volume. The dollar amount of the trades that would trigger those fluctuations is low in comparison to the dollar amount that would trigger similar fluctuations in the stock price of companies with a higher average trading volume.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


If we do not keep pace with rapid technological change, we may not be able to produce new products and remain competitive.

         The software industry is characterized by rapid technological change as well as changes in customer requirements and preferences. In order to remain competitive in this industry, we must quickly respond to such changes, including the enhancement and upgrading of existing products and the introduction of new products. We believe that our future results will depend largely upon our ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancements, reputation and training.

We cannot assure you that a market for our Town Square Communication System product line will develop.

         Although we believe that our Town Square family of products and services, which combine voice, data, and Internet communications services, will provide our small and medium enterprise and branch office customers with a cost-effective, adaptable solution to their telecommunications needs, we cannot assure you that a market for our equipment and services will develop. Among the factors which may impede market acceptance of our equipment and services are:

o    pricing competition from our competitors;
o    quality and reliability of our Town Square hardware and software;
o    possible advances in technology by our competitors; and
o consumer awareness of our Town Square Communication System product line as an acceptable, low-cost alternative to traditional voice and data network systems.

     Most of our competitors have more resources than we do, which may harm our ability to compete effectively with them.

Most of our competitors, as well as many potential competitors, have substantially greater financial, marketing and technology resources than we do. Telco Research, ISI-Infortext and Nortel Networks Corporation are our major competitors in our Xiox Telemanagement Systems product line. Based on industry sources, we believe that both Peregrine Telco and ISI-Infortext have revenues that are at least twice as large as our revenues. Nortel Networks Corporation, a public company, reported 1999 revenues of approximately $21 billion. Cisco Systems, 3Com Corporation, Lucent Technologies and Nortel Networks Corporation are our major competitors in our Town Square Communications Systems product line. All four are public companies with reported 1999 revenues of approximately $12 billion, $6 billion, $38 billion, and $21 billion respectively. In each case, we believe our competitors have marketing and technological resources commensurate with their revenues. We cannot be certain that we will be able to compete successfully against either current or potential competitors or that competition will not have a material adverse effect on our business, consolidated results of operations and financial condition.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


If we lose the business of our largest customer, our revenues may decrease and our business may suffer.

      One of our customers accounted for 12% of our revenue during 1999. The loss or serious reduction in business from this customer could have a material adverse effect on our business, consolidated results of operations and financial condition in future periods.

If we lose our ability to sell our products through our network of dealers, our revenues may decrease and our business may suffer.

         We sell our products primarily through our network of authorized dealers. Like other companies that sell products through a network of authorized dealers, our ability to effectively distribute our products depends in part upon the financial and business condition of our distribution network, which is outside of our control. The loss of or a significant reduction in business with any one of our major dealers could have a material adverse effect on our business, consolidated results of operations and financial condition in future periods.

We may not be able to expand our sales and distribution channels, which would harm our ability to generate revenue

         We believe that our future success is dependent upon our ability to continue to expand our sales force and establish successful relationships with a variety of international and domestic carriers, local competitive access carriers, data and voice communication VARs, and selected PC manufacturers. If we are not able to increase our direct sales staff and channel distribution partners, we will not be able expand our business. We cannot be certain that we will be able to reach agreement with additional channel distribution partners on a timely basis or at all, or that these channel distribution partners will devote adequate resources to marketing, selling and supporting our products. Our inability to generate revenue from our sales offices and channel distribution partners may harm our business, financial condition and results of operations.

     If we do not increase our sales, our revenues may decrease and our business may suffer.

      Our  future  success,   like  the  success  of  other   telecommunications
management companies, will depend on deriving a substantial portion of our revenues from sales of call accounting products to new customers as well as updates and rate table renewals to existing customers. As a result, any factor adversely affecting these sales, including market acceptance, product performance and reliability, reputation, price competition and competing products, as well as general economic and market conditions, could have a material adverse effect on our business, consolidated results of operations and financial condition.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Our future ability to generate sales may depend on the interoperability of our equipment with those of other vendors.

         Our open, standards-based Town Square system is designed to interface with support applications and devices from third party vendor in order to allow our customers to take advantage of newer technology and support additional users without the need to replace the entire system. If third party applications and devices are not interoperable with our Town Square system, our customers may seek other communications network solutions that can provide product interoperability. This could seriously harm our business, financial condition and prospects.

If our software products contain errors or defects, our revenues may decrease and our business may suffer.

         The software products we offer, like many software products, are internally complex and, despite extensive testing and quality control, may contain errors or defects ("bugs"), especially when first introduced. Defects or errors could result in corrective releases to our software products, damage to our reputation, loss of revenues, an increase in product returns, claims for damages, or lack of market acceptance of our products, any of which could have a material and adverse effect on our business, consolidated results of operations and financial condition.

         If we encounter delays or difficulties in developing our products, our revenues may decrease and our business may suffer.

         Delays or difficulties in the execution of product development may occur within any telecommunications management company, including At Comm. These delays or difficulties may result in the cancellation of planned development projects and could have a material and adverse effect on our business, consolidated results of operations and financial condition.

         If we do not receive additional funding for our new product line, our business may be adversely affected.

         In 1997, we began a significant development effort in a new product line addressing the combined telephony and data markets. Although we received since 1997 approximately $32.9 million in funding for this development effort, we will require additional funding before the new product line returns a profit. The additional funding will be used for marketing, continued engineering, sales, working capital, and to fund research and development activities. We cannot be certain that we will be able to obtain the additional required funding, or that the new product line will become profitable. Moreover, the introduction of the new product line may result in a new group of competitors.

                           PART II - OTHER INFORMATION

                               AT COMM CORPORATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


The Company filed reports on Form 8-K on January 10, 2000 and Form 8-K/A on March 7, 2000 pertaining to the sale of Preferred Stock.

The Company filed Form 8-K on May 12, 2000 pertaining to the redemption or Series A Preferred Stock.

********************************************************************************


                                XIOX CORPORATION

                                   SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.

                                    AT COMM CORPORATION



                                    Registrant

Date:  May 15, 2000
                                    /s/ William H. Welling
                                        ----------------------------------------
                                    William H. Welling, Chairman/CEO
                                    (Duly Authorized Officer)



Date:  May 15, 2000
                                    /s/ Melanie D. Johnson
                                        ----------------------------------------
                                    Melanie D. Johnson, VP Finance/CFO/Secretary
                                    (Duly Authorized Officer)

May 15, 2000


Files Desk

Securities & Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549


SUBJECT:  At Comm Corporation
          Commission File Number 0-15797

Dear SEC Representative:

Attached for filing pursuant to the Securities Exchange Act of 1934 (the "ACT" ) is At Comm Corporation's May 15, 2000 Edgar filing of a Financial Report for the period ending March 31, 2000, under cover of the facing page of Form 10-QSB, prepared pursuant to Securities and Exchange Commission Rule 15d-2.

Please acknowledge receipt of this filing.

Sincerely,


Melanie D. Johnson
Vice-President,  Finance/CFO
At Comm Corporation
577 Airport Boulevard, Suite 700
Burlingame, CA  94010

Attachments