Form 10QSB
period 2000-06-30
AT COMM CORP
filed 2000-08-14
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                 F O R M 10-QSB

     (Mark One)
        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarterly period June 30, 2000 ;

                                       or

        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                            Commission file #0-15797

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

Issuer's number of common shares
outstanding at July 31, 2000                                    5,414,439 shares
--------------------------------------------------------------------------------

                               AT COMM CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I Financial Information

       Item 1.

            Condensed Consolidated Balance Sheets  (unaudited)
              June 30, 2000 and December 31, 1999                           3

            Condensed Consolidated Statements of Operations (unaudited)
              Three Months ended June 30, 2000 and June 30, 1999 and
              Six Months ended June 30, 2000 and June 30, 1999              4

            Condensed Consolidated Statements of Cash Flows (unaudited)
              Three months ended June 30, 2000 and June 30, 1999            5-6

            Notes to Condensed Consolidated Financial Statements            7-10

       Item 2.

            Management's Discussion and Analysis of
              Financial Condition and Results of Operations                11-16

PART II Other Information

       Item 4.

            Submission of Matters to a Vote on Security Holders               17

       Item 6.

            Exhibits and Reports on Form 8-K                                  18


            Signatures                                                        19

                                                         AT COMM CORPORATION
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (unaudited)


                                                                                                      June 30,         December 31,
                                                                                                       2000                1999
                                                                                                   ------------        ------------
Assets:
Current Assets
     Cash & cash equivalents                                                                       $ 11,890,027           7,844,328
     Accounts receivable, net                                                                           473,603             892,816
     Other receivables                                                                                    8,145               6,041
     Inventories                                                                                      1,096,703             384,370
     Prepaid expenses and other assets                                                                  303,959             140,157
                                                                                                   ------------        ------------

          Total current assets                                                                       13,772,437           9,267,712

Property, equipment and software, net                                                                 3,928,903           1,828,108
Notes receivable                                                                                        100,000             100,000
Deposits & other assets                                                                                 348,744             342,060
                                                                                                   ------------        ------------

                    Total Assets                                                                   $ 18,150,084          11,537,880
                                                                                                   ============        ============

Liabilities and Stockholders' Equity

Current liabilities

     Accounts payable                                                                              $    301,396             297,959
     Accrued expenses                                                                                 2,716,659             594,341
     Accrued compensation                                                                               885,639             395,289
     Purchase deposits                                                                                   27,106              34,330
     Deferred revenue                                                                                 1,568,039           1,536,161
     Notes payable                                                                                         --                 3,444
     Capital lease                                                                                       16,121              15,335
                                                                                                   ------------        ------------

          Total current liabilities                                                                   5,514,960           2,876,859

Capital lease - net of current portion                                                                   16,077              22,990

Minority interest                                                                                       102,603             105,913

Stockholders' equity
   Preferred stock, $0.01 par value;  10,000,000 shares authorized;  816,500 and
      2,102,989 shares issued and outstanding as of June 30, 2000 and December
      31, 1999, respectively                                                                              8,165              21,030
   Common stock, $.01 par, 50,000,000 shares authorized,
      5,410,927 and 3,403,914 shares issued and outstanding
      as of June 30, 2000 and December 31,1999,
      respectively                                                                                       54,109              34,039
   Additional paid-in capital                                                                        38,542,085          25,238,941
   Deferred compensation                                                                                (96,611)             (5,066)
   Accumulated other comprehensive loss                                                                (259,828)           (165,703)
   Accumulated deficit                                                                              (25,731,476)        (16,591,123)
                                                                                                   ------------        ------------
          Total stockholders' equity                                                                 12,516,444           8,532,118
                                                                                                   ------------        ------------

                  Total liabilities and stockholders' equity                                       $ 18,150,084          11,537,880
                                                                                                   ============        ============

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                          PAGE 3

                                                         AT COMM CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)


                                                                 Three months ended June 30,           Six months ended June 30,
                                                                  2000               1999               2000               1999
                                                              ------------       ------------       ------------       ------------
Revenues                                                      $  1,221,616          1,374,839          2,486,150          2,689,005
                                                              ------------       ------------       ------------       ------------

Product costs                                                      584,216            619,608          1,243,835          1,165,056
Research and development                                         3,426,905          1,841,156          6,588,689          3,272,864
Marketing, sales, general and  administrative                    2,557,971            946,066          4,266,066          1,761,453
                                                              ------------       ------------       ------------       ------------

                                                                 6,569,092          3,406,830         12,098,590          6,199,373
                                                              ------------       ------------       ------------       ------------

Loss  from operations                                           (5,347,476)        (2,031,991)        (9,612,440)        (3,510,368)

Other income, net                                                  220,142             64,053            482,117            151,090
                                                              ------------       ------------       ------------       ------------

       Loss before income taxes                                 (5,127,334)        (1,967,938)        (9,130,323)        (3,359,278)

Income taxes                                                         5,015              2,286             10,030              5,411
                                                              ------------       ------------       ------------       ------------

       Net loss                                                 (5,132,349)        (1,970,224)        (9,140,353)        (3,364,689)

Preferred stock beneficial conversion
   rights                                                             --                 --            5,482,500               --
                                                              ------------       ------------       ------------       ------------

Net loss applicable to common stockholders                    $ (5,132,349)        (1,970,224)       (14,622,853)        (3,364,689)
                                                              ============       ============       ============       ============

Per Share Information:

Loss per share                                                $      (1.15)             (0.60)             (3.66)             (1.05)
                                                              ============       ============       ============       ============

Number of shares used in  per share
   computation                                                   4,453,344          3,259,816          3,998,027          3,219,016
                                                              ============       ============       ============       ============

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                          PAGE 4

                                                         AT COMM CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)


                                                                                          Six months ended          Six months ended
                                                                                            June 30, 2000             June 30, 1999
                                                                                            -------------             -------------
Cash flows from operating activities:
Net loss                                                                                     $ (9,140,353)               (3,364,689)
Adjustments to reconcile net loss to net
Cash used in operations
       Depreciation                                                                               299,235                   257,340
       Amortization of deferred compensation                                                      116,522                     1,600
       Minority interest in net loss                                                               (9,415)                   (6,396)
       Foreign exchange gain                                                                      (66,359)                     --

       Change in operating assets and liabilities:

             Accounts receivable, net                                                             419,213                  (310,272)
             Other receivables                                                                     (2,104)                   22,032
             Inventories                                                                         (712,333)                  (23,850)
            Prepaid expense, deposits and other assets                                           (185,369)                 (152,533)
            Accounts payable and accrued expenses                                               2,618,277                   176,446
            Purchase deposits                                                                      (7,224)                     (721)
            Deferred revenue                                                                       31,878                   303,809
                                                                                             ------------              ------------

Net cash used in operations                                                                    (6,638,032)               (3,097,234)
                                                                                             ------------              ------------

Cash flows from investing activities:
        Acquisition of property, equipment and software                                        (2,400,857)                 (615,068)

Cash from financing activities:
       Repayment of capital lease obligation                                                       (6,127)                     --
       Repayment of borrowings                                                                     (3,445)                  (20,673)
       Proceeds from sale of common stock                                                         234,065                   151,390
       Proceeds from sale of preferred stock                                                   12,868,217                      --
                                                                                             ------------              ------------

Net cash provided by financing activities                                                      13,092,710                   130,717
                                                                                             ------------              ------------

Effect of exchange rate changes on cash                                                            (8,122)                  (10,572)
                                                                                             ------------              ------------

Net increase (decrease) in cash and cash equivalents                                            4,045,699                (3,592,157)

Beginning cash and cash equivalents                                                             7,844,328                 8,272,251
                                                                                             ------------              ------------

Ending cash and cash equivalents                                                             $ 11,890,027                 4,680,094
                                                                                             ============              ============

                                                           (continued)

                  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                         AT COMM CORPORATION
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)


                                                                                          Six months ended          Six months ended
                                                                                            June 30, 2000             June 30, 1999
                                                                                            -------------             -------------
Supplemental cash flow information:
       Interest paid                                                                         $      1,674                     1,649
                                                                                             ============              ============

       Income taxes paid                                                                           16,950                      --
                                                                                             ============              ============
Noncash investing and financing activities:

Shares issued in exchange for warrants                                                                 50                        53
                                                                                             ============              ============

Assets recorded under capital leases                                                                 --                      47,993
                                                                                             ============              ============

Shares issued on stock option excercise in
       exchange for surrender of common stock                                                      29,319                    32,805
                                                                                             ============              ============

Conversion of preferred stock to common stock                                                      19,315                       800
                                                                                             ============              ============

Deferred compensation additions                                                                   208,067                      --
                                                                                             ============              ============

Beneficial conversion feature recorded
    on issuance of preferred stock                                                           $  5,482,500                      --
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

NOTE 2: REVENUE RECOGNITION AND DEFERRED REVENUE

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

NOTE 3: INVENTORIES

Inventories have been stated at the lower of first-in, first-out cost or market. As of June 30, 2000 and December 31, 1999, inventories consist of the following:

                                                        2000             1999
                                                    ----------        ----------
Purchased parts and components                      $  613,420        $  172,677
Work in process                                         71,357            74,745
Finished goods                                         411,926           136,948
                                                    ----------        ----------
                                                    $1,096,703        $  384,370
                                                    ==========        ==========

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: BANK LINE OF CREDIT

The Company maintained a $1,000,000 line of credit collateralized by eligible accounts receivable. This line of credit expired in May 2000 and the Company is currently negotiating new terms with the bank.

NOTE 5: EARNINGS PER SHARE

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

The shares used in per share computations for the periods ended June 30, 2000 and 1999 are as follows:

                                     Three months ended      Six months ended
                                           June 30,              June 30,
                                      2000       1999         2000        1999
                                   ---------   ---------   ---------   ---------
Weighted average common
   shares outstanding-basic        4,453,344   3,259,816   3,998,027   3,219,016
Dilutive incremental shares             --          --          --          --
                                   ---------   ---------   ---------   ---------

Shares used in diluted per
   share computations              4,453,344   3,259,816   3,998,027   3,219,016
                                   =========   =========   =========   =========

Excluded from the computation of diluted loss per share for June 30, 2000 are warrants to acquire 34,000 shares of common stock, 816,500 shares of preferred stock which are generally convertible to common stock on a one-to-one basis, and 985,181 shares associated with outstanding stock options. Excluded from the computation of diluted loss per share for June 30, 1999 are warrants to acquire 40,000 shares of common stock, 1,797,989 shares of preferred stock which are generally convertible to common stock on a one-to-one basis, and 705,051 shares associated with outstanding stock options.

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:  COMPREHENSIVE INCOME

Total comprehensive loss was $5,149,990 and $1,955,013 for the three months ended June 30, 2000 and June 30, 1999, respectively. For the six months ended June 30, 2000 and June 30, 1999 the total comprehensive loss was $9,234,478 and $3,390,549. The difference between net loss and comprehensive loss is the result of translation of the operations of the Company's foreign subsidiary, which has a local functional currency.

NOTE 7: SEGMENT AND GEOGRAPHIC REPORTING

The Company has two reporting segments, telephone management products and the development of a new product line that addresses the combined telecom and datacom markets. The new product line did not generate any significant revenue in 1999 and 2000. The two segments have been aggregated because their long-term economic characteristics will be similar. The nature of the product, the production process, type of customer, and methods of distribution will also be similar. Additionally, there were no unallocated corporate expenses in 2000 and 1999.

The revenues for At Comm products are as follows:

                                   Three months ended        Six months ended
                                        June 30,                 June 30,
                                   2000         1999        2000          1999
                                ---------    ---------    ---------    ---------
Telephone management
     products                     678,357      874,834    1,399,950    1,691,360
Service & support                 543,259      500,005    1,086,200      997,645
                                ---------    ---------    ---------    ---------
     Total revenue              1,221,616    1,374,839    2,486,150    2,689,005
                                =========    =========    =========    =========


The Company's assets are primarily located in the United States and are not allocated to any specific segment. The Company does not measure the performance of its segments based on any asset-based metrics; therefore, segment information is not provided for assets.

The Company has not separately reported segment information on a geographic basis, as international sales have not been material for the three months and six months ending June 30, 2000 and June 30, 1999.

NOTE 8: NEW ACCOUNTING PRONOUNCEMENTS

 In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 for its fiscal year 2001. The Company does not expect that the adoption of SFAS No. 133 will have a material effect on its consolidated financial statements.

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, as amended, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has not determined the impact the adoption of SAB 101 will have on its consolidated financial position or results of operations.

NOTE 9: PREFERRED SERIES A REDEMPTION

On April 25, 2000 the Company called for redemption all of its outstanding shares of Series A Preferred Stock at the close of business on May 23, 2000. The redemption price was $5.00 per share of Series A Preferred Stock. The holders of the Series A Preferred Stock had the right to convert their shares into Common Stock at any time prior to the redemption date. Each outstanding share of Series A Preferred Stock was convertible into one share of Common Stock. As of May 23, 2000, all outstanding shares of Series A Preferred Stock were converted to Common Stock. As a result, no shares of Series A Preferred Stock were redeemed.

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

Results of Operations

Second Quarter 2000 vs. 1999

Revenue for the three months ended June 30, 2000 was $ 1,221,616, a decrease of 11% or $153,223 versus the $1,374,839 recorded during the three months ended June 30, 1999. The decrease in revenue is attributed to lower demand for telephone management products in the second quarter of 2000.

Total operating expenses for the three months ended June 30, 2000 were $6,569,092, an increase of 93% or $3,162,262 versus the $3,406,830 of operating expenses incurred during the three months ended June 30, 1999. Total product costs as a percentage of revenue increased to 48% in the second quarter of 2000 from 45% in the second quarter in 1999, primarily due to variations in product mix and increased labor costs.

Research and development expenses increased by 86% or $1,585,749 to $3,426,905 in the second quarter of 2000 compared to $1,841,156 in the second quarter of 1999 due to an increased investment in new product development. The Company expects quarterly research and development spending to exceed 1999 levels throughout 2000.

Marketing, sales and general and administrative expenses in the second quarter of 2000 increased by 170% or $1,611,905 to $2,557,971 compared to $946,066 in the second quarter of 1999, primarily due to an increase in marketing and sales expenditures associated with new product business development.

Other income increased by $156,089 from the second quarter of 2000 primarily due to income earned on cash equivalent investments of $220,376 in the second quarter of 2000 versus $64,333 earned in the second quarter of 1999. The increase in cash equivalent investments was a result of proceeds received from the Company's Series B financing.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The Company lost $5,347,476 from operations during the second quarter of 2000 and reported a net loss after taxes of $5,132,349 versus a loss of $2,031,991 from operations and a net loss after taxes of $1,970,224 in the comparable quarter of 1999. The Company attributes this primarily to increased research and development expenses associated with its new product development in addition to administrative and marketing expenses necessary to support this effort.

First Half 2000 vs. 1999

Revenue for the six months ended June 30, 2000 was $2,486,150, a decrease of 8% versus the $2,689,005 recorded during the six months ended June 30, 1999. The $202,855 decrease in revenue is attributable to lower demand for software products in the first half of 2000 versus the first half of 1999.

Total operating expenses for the six months ended June 30, 2000 were $12,098,590, an increase of 95% or $5,899,217 versus the $6,199,373 of operating expenses incurred during the six months ended June 30, 1999. Total product costs as a percentage of revenue increased to 50% in the first half of 2000 from 43% in the first half in 1999, primarily due to variations in product mix.

Research and development expenses increased by 101% or $3,315,825 to $6,588,689 in the first half of 2000 compared to $3,272,864 in the first half of 1999 due to increased investment in new product development.

Marketing, sales and general and administrative expenses in the first half of 1999 increased by 142% or $2,504,613 to $4,266,066 compared to $1,761,453 in the first half of 1999, primarily due to an increase in marketing expenditures associated with new product business development.

Other income increased by $331,027 from the first half of 2000 primarily due to income earned on cash equivalent investments of $417,282 in the first six months of 2000 versus $151,995 earned in the first six months of 1999. The increase in cash equivalent investments was a result of proceeds received from the Company's Series B financing.

Liquidity and Capital

At June 30, 2000, the Company held cash and cash equivalents totaling $11,890,027 and had working capital of $8,257,477 versus cash equivalents of $7,844,328 and working capital of $6,390,853 at December 31, 1999. The Company anticipates investing in excess of $3,500,000 in capital equipment during 2000, consisting primarily of computer hardware and software and testing equipment. During the six months ended June 30, 2000, capital equipment procurements have totaled $2,400,857.

The Company maintained a $1,000,000 line of credit collateralized by eligible accounts receivable. This line of credit expired in May 2000 and the Company is currently negotiating new terms with the bank.

On February 7, 2000, the Company raised approximately $12,900,000 through the issuance of Series B preferred stock that was sold to Flanders Language Valley and other private investors. A total of 645,000 shares of Series B preferred stock were sold at a purchase price of $20.00 per share. This was the final closing of a $20,400,000 sale of 1,020,000 shares of Series B preferred

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

stock. The closing was completed on the same terms as the first closing following an amendment to the Stock Purchase and Investor Rights Agreement dated December 30, 1999. The purchase price of the Series B Preferred Stock was less than the prevailing market price of the Company's common stock resulting in a beneficial conversion feature of $5,482,500, which is reflected in the condensed consolidated statement of operations for the quarter ending March 31, 2000 as a loss applicable to common shareholders.

In connection with the Company's new product line, we have committed to fund @Comm Flanders nv, our 94.9% owned subsidiary, with approximately $400,000 in 2000. The actual amount of funding provided by the Company will depend on the business needs of @Comm Flanders and can be modified by a vote of the Board of Directors.

Certain Risk Factors Which May Impact Future Operating Results and Market Price of Stock

An investment in our common stock involves a high degree of risk including those described below. You should consider carefully these risk factors and the other information in evaluating the business, financial condition and results of operation and prospects of the company.

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

Most of our competitors, as well as many potential competitors, have substantially greater financial, marketing and technology resources than we do. Telco Research, ISI-Infortext and Nortel Networks Corporation are our major competitors in our Xiox Telemanagement Systems product line. Based on industry sources, we believe that both Peregrine Telco and ISI-Infortext have revenues that are at least twice as large as our revenues. Nortel Networks Corporation, a public company, reported 1999 fiscal year revenues of approximately $21 billion. Cisco Systems, 3Com Corporation, Lucent Technologies and Nortel Networks Corporation are our major competitors in our Town Square Communications Systems product line. All four are public companies with reported 1999 fiscal year revenues of approximately $12 billion, $6

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

billion, $38 billion, and $21 billion respectively. In each case, we believe our competitors have marketing and technological resources commensurate with their revenues. We cannot be certain that we will be able to compete successfully against either current or potential competitors or that competition will not have a material adverse effect on our business, consolidated results of operations and financial condition.

If we lose the business of our largest customer, our revenues may decrease and our business may suffer.

One of our customers accounted for 12% of our revenue during fiscal year 1999. The loss or serious reduction in business from this customer could have a material adverse effect on our business, consolidated results of operations and financial condition in future periods.

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

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Our open, standards-based Town Square system is designed to interface with support applications and devices from third party vendors in order to allow our customers to take advantage of newer technology and support additional users without the need to replace the entire system. If third party applications and devices are not interoperable with our Town Square system, our customers may seek other communications network solutions that can provide product interoperability. This could seriously harm our business and financial condition.

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

In 1997, we began a significant development effort on a new product line addressing the combined telephony and data markets. Although we received since 1997 approximately $32.9 million in funding for this development effort, we will require additional funding before the new product line returns a profit. The additional funding will be used for marketing, continued engineering, sales, working capital, and to fund research and development activities. We cannot be certain that we will be able to obtain the additional required funding, or that the new product line will become profitable. Moreover, the introduction of the new product line may result in a new group of competitors.

                           PART II - OTHER INFORMATION

                               AT COMM CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS

The following matters were submitted to the stockholders at @Comm's Annual Meeting of Stockholders held on May 15, 2000. Proposals 1,2,3 and 5 were voted by all stockholders. Proposal 4 was voted by the common and Series A preferred stockholders only.

1. The uncontested election of six directors of the Company to serve for the ensuing year and until their successors are elected and qualified. The following is a summary of the nominees and voting results:

                                      VOTES FOR             VOTES WITHHELD
     William H. Welling               5,276,921                         0

     Mark A. Parrish, Jr.             5,276,921                         0

     Robert K. McAfee                 5,276,921                         0

     Bernard T. Marren                5,276,921                         0

     Atam Lalchandani                 5,276,921                         0

     Philip Vermeulen                 5,276,921                         0

2. The adoption of an amendment to amend the Company's 1994 Stock Plan to increase the number of shares of Common Stock available for stock option grants from 1,120,276 to 1,500,000 shares. Results of the voting included 4,511,539 shares for, 251,696 shares against, and 513,686 shares abstained.

3. The adoption of an amendment to amend the 1994 Stock Plan to modify the provision for an annual increase in the number of shares available for stock option grants. Results of the voting included 3,503,603 shares for, 1,259,632 shares against, and 513,686 shares abstained.

4. Ratify the issuance and sale of 1,020,000 shares of our Series B preferred stock. Results of the voting included 2,844,564 shares for, 1,009,921 shares against, and 513,686 shares abstained.

5. The ratification of the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2000. Results of the voting included 5,276,921 shares for, 0 shares against, and 0 shares abstained.

                           PART II - OTHER INFORMATION

                               AT COMM CORPORATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

The Company filed Form 8-K on May 12, 2000 and Form 8-K/A on June 16, 2000 pertaining to the redemption of Series A Preferred Stock.

********************************************************************************


                         X I O X   C O R P O R A T I O N

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.


                                              AT COMM CORPORATION

                                              Registrant

Date:  August 14, 2000
                                              /s/ William H. Welling
                                              ----------------------------------
                                              William H. Welling, Chairman/CEO
                                              (Duly Authorized Officer)



Date:  August 14, 2000
                                              /s/ Melanie D. Johnson
                                              ----------------------------------
                                              Melanie D. Johnson, VP Finance/CFO
                                              /Secretary
                                              (Duly Authorized Officer)