Form 10QSB
period 2000-09-30
AT COMM CORP
filed 2000-11-14
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                 F O R M 10-QSB

    (Mark One)
        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period September 30, 2000;
                                           ------------------

                                       or
        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the transition period from _____________to _____________

                            Commission file #0-15797
                                            --------

                               AT COMM CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                                    95-3824750
---------------------------                     --------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

 577 Airport Blvd, Suite 700,
  Burlingame, California                                                   94010
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

 Issuer's telephone number:                                       (650) 375-8188
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

Issuer's number of common shares
outstanding at October 31, 2000                                 5,417,549 shares
--------------------------------------------------------------------------------

                               AT COMM CORPORATION

                                      INDEX

                                                                                                     Page No.
                                                                                                     --------
PART I    Financial Information

         Item 1.

               Condensed Consolidated Balance Sheets  (unaudited)
                  September 30, 2000 and December 31, 1999                                               3

               Condensed Consolidated Statements of Operations (unaudited) Three
                  Months ended September 30, 2000 and 1999 and
                  Nine Months ended September 30, 2000 and 1999                                          4

               Condensed Consolidated Statements of Cash Flows (unaudited)
                  Nine months ended September 30, 2000 and 1999                                        5-6

               Notes to Condensed Consolidated Financial Statements                                    7-9

         Item 2.

               Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                      10-16

PART II    Other Information

         Item 6.

               Exhibits and Reports on Form 8-K                                                         17

               Signatures                                                                               18

                               AT COMM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                      September 30, 2000         December 31, 1999
                                                                      ------------------         -----------------
Assets:
Current Assets
     Cash and cash equivalents                                            $  4,956,770                 7,844,328
     Accounts receivable, net of allowance
       for doubtful accounts of $156,359 in 2000
       and $123,433 in 1999.                                                   524,511                   892,816
     Inventories                                                             2,751,397                   384,370
     Prepaid expenses and other assets                                         329,932                   146,198
                                                                          ------------              ------------

          Total current assets                                               8,562,610                 9,267,712

Property, equipment and software, net                                        4,405,779                 1,828,108
Notes receivable                                                                  --                     100,000
Deposits and other assets                                                      517,937                   342,060
                                                                          ------------              ------------

               Total Assets                                               $ 13,486,326                11,537,880
                                                                          ============              ============

Liabilities and Stockholders' Equity
Current liabilities
    Accounts payable                                                      $    836,377                   297,959
    Accrued expenses                                                         2,936,646                   594,341
    Accrued compensation                                                       898,005                   395,289
    Purchase deposits                                                           31,950                    34,330
    Deferred revenue                                                         1,594,787                 1,536,161
    Notes payable                                                                 --                       3,444
    Capital lease                                                               16,528                    15,335
                                                                          ------------              ------------

          Total current liabilities                                       $  6,314,293                 2,876,859

Capital lease - net of current portion                                          11,837                    22,990

Minority interest                                                               90,596                   105,913

Stockholders' equity
    Preferred stock, $0.01 par value; 10,000,000 shares                          8,165                    21,030
       authorized; 816,500 and 2,102,989 shares issued and
       outstanding as of September 30, 2000 and December
       31, 1999, respectively
    Common stock, $.01 par, 50,000,000 shares authorized,                       54,175                    34,039
       5,417,549 and 3,403,914 shares issued and outstanding
       as of September 30, 2000 and December 31,1999,
       respectively
    Additional paid-in capital                                              38,582,023                25,238,941
    Deferred compensation                                                     (183,467)                   (5,066)
    Accumulated other comprehensive loss                                      (354,262)                 (165,703)
    Accumulated deficit                                                    (31,037,034)              (16,591,123)
                                                                          ------------              ------------
          Total stockholders' equity                                         7,069,600                 8,532,118

               Total liabilities and stockholders' equity                 $ 13,486,326                11,537,880
                                                                          ============              ============


          See accompanying notes to condensed consolidated financial statements.

                                                                          PAGE 3

                               AT COMM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                                                   2000              1999                2000              1999
                                                               -----------        -----------        -----------        -----------

Revenues                                                       $ 1,197,775          1,345,593          3,683,926          4,034,598
                                                               -----------        -----------        -----------        -----------

Product costs                                                      753,051            608,915          2,027,886          1,773,971
Research and development                                         3,213,689          2,291,306          9,802,378          5,564,170
Marketing, sales, general and                                    2,734,097            989,598          6,969,165          2,751,051
administrative
                                                               -----------        -----------        -----------        -----------

                                                                 6,700,837          3,889,819         18,799,429         10,089,192
                                                               -----------        -----------        -----------        -----------

Loss  from operations                                           (5,503,062)        (2,544,226)       (15,115,503)        (6,054,594)

Other income, net                                                  230,074             83,348            712,192            234,438
                                                               -----------        -----------        -----------        -----------

       Loss before income taxes                                 (5,272,988)        (2,460,878)       (14,403,311)        (5,820,156)

Income taxes                                                        32,570              3,516             42,600              8,927
                                                               -----------        -----------        -----------        -----------

       Net loss                                                 (5,305,558)        (2,464,394)       (14,445,911)        (5,829,083)

Preferred stock beneficial conversion rights                         --                 --             5,482,500              --
                                                               -----------        -----------        -----------        -----------

Net loss applicable to common stockholders                     $(5,305,558)        (2,464,394)       (19,928,411)        (5,829,083)
                                                               ===========        ===========        ===========        ===========

Per Share Information:

Loss per share                                                 $     (0.98)             (0.73)             (4.45)             (1.78)
                                                               ===========        ===========        ===========        ===========

Number of shares used in basic per share
   computation                                                   5,417,117          3,391,139          4,474,510          3,277,358
                                                               ===========        ===========        ===========        ===========

          See accompanying notes to condensed consolidated financial statements.

                                                                          PAGE 4


                               AT COMM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                    2000                      1999
                                                                                ------------              ------------

 Cash flows from operating activities:
 Net loss                                                                       $(14,445,911)               (5,829,083)
Adjustments to reconcile net loss to net
   cash used in operations:
       Depreciation                                                                  765,558                   412,315
       Amortization of deferred compensation                                         205,056                     2,400
       Minority interest in net loss                                                 (15,025)                  (10,601)
       Foreign exchange gain                                                        (157,977)                  (36,339)
       Change in operating assets and liabilities:
            Accounts receivable, net                                                 460,956                    10,780
            Inventories                                                           (2,367,028)                   46,919
            Prepaids,  deposits and other assets                                    (386,474)                 (154,227)
            Accounts payable and accrued expenses                                  3,213,147                    31,890
            Purchase deposits                                                         (2,380)                      449
            Deferred revenue                                                          58,626                   349,144
                                                                                ------------              ------------

Net cash used in operations                                                      (12,671,452)               (5,176,353)
                                                                                ------------              ------------

Cash flows from investing activities:
       Acquisition of property, equipment and software                            (3,345,173)                 (793,068)

Cash from financing activities:
       Repayment of capital lease obligation                                          (9,961)                   (6,192)
       Repayment of borrowings                                                        (3,445)                  (29,271)
       Proceeds from sale of common stock                                            284,279                   169,814
       Proceeds from sale of preferred stock                                      12,858,008                      --
                                                                                ------------              ------------

Net cash provided by financing activities                                         13,128,881                   134,351
                                                                                ------------              ------------

Effect of exchange rate changes on cash                                                  186                    14,196
                                                                                ------------              ------------

Net decrease in cash and cash equivalents                                         (2,887,558)               (5,820,874)

Beginning cash and cash equivalents                                                7,844,328                 8,272,251
                                                                                ------------              ------------

Ending cash and cash equivalents                                                $  4,956,770                 2,451,377
                                                                                ============              ============
                                   (continued)

          See accompanying notes to condensed consolidated financial statements.

                                                                          PAGE 5

                               AT COMM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Nine Months Ended September 30,
                                                                           2000                  1999
                                                                        ----------            ----------

Supplemental cash flow information:
       Interest paid                                                    $    2,791                 3,469
                                                                        ==========            ==========
       Income taxes paid                                                    16,950                12,093
                                                                        ==========            ==========

Noncash investing and financing activities:
      Shares issued in exchange for warrants                                    50                21,655
                                                                        ==========            ==========
      Assets acquired under capital leases                                    --                  47,993
                                                                        ==========            ==========
      Shares issued on stock option exercise in
      exchange for surrender of common stock                                29,319                32,805
                                                                        ==========            ==========
      Conversion of preferred stock to common stock                         19,315                 1,500
                                                                        ==========            ==========
      Deferred compensation additions                                      383,457                  --
                                                                        ==========            ==========
      Beneficial conversion rights in connection
           with issuance of preferred stock                             $5,482,500                  --
                                                                        ==========            ==========

          See accompanying notes to condensed consolidated financial statements.

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

NOTE 3 :  INVENTORIES

Inventories have been stated at the lower of first-in, first-out cost or market. As of September 30, 2000 and December 31, 1999, inventories consist of the following:

                                                     2000               1999
                                                ---------------    -------------

          Purchased parts and components            $2,215,915         $172,677
          Work in process                               16,002           74,745
          Finished goods                               519,480          136,948
                                                ---------------    -------------

                                                    $2,751,397         $384,370
                                                ===============    =============

NOTE 4 :   BANK LINE OF CREDIT

The Company maintained a $1,000,000 line of credit collateralized by eligible accounts receivable. This line of credit expired in May 2000 and was not renewed by the Company. The Company will negotiate new terms with the bank when deemed necessary.

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be antidilutive. In addition, certain options and warrants are considered antidilutive because the options' exercise price is above the average market price per share during the period. Antidilutive shares are not included in the computation of diluted earnings per share.

Excluded from the computation of diluted loss per share for September 30, 2000 are warrants to acquire 34,000 shares of common stock, 816,500 shares of preferred stock which are generally convertible to common stock on a one-to-one basis, and 1,075,804 shares associated with outstanding stock options. Excluded from the computation of diluted loss per share for September 30, 1999 are warrants to acquire 40,000 shares of common stock, 1,727,989 shares of preferred stock which are generally convertible to common stock on a one-to-one basis, and 807,877 shares associated with outstanding stock options.

NOTE 6:  COMPREHENSIVE INCOME

Total comprehensive loss was $5,399,993 and $2,492,766 for the three months ended September 30, 2000 and September 30, 1999, respectively. For the nine months ended September 30, 2000 and September 30, 1999, the total comprehensive loss was $14,634,470 and $5,883,315, respectively. The difference between net loss and comprehensive loss is the result of translation of the operations of the Company's foreign subsidiary, which has a local functional currency.

NOTE 7: SEGMENT AND GEOGRAPHIC REPORTING

The Company has two reporting segments: telephone management products, and the development of a new product line that addresses the combined telecom and datacom markets. The new product line did not generate any significant revenue in 1999 or 2000. The two segments have been aggregated because their long-term economic characteristics will be similar. The nature of the product, the production process, type of customer, and methods of distribution will also be similar. Additionally, there were no unallocated corporate expenses in 2000 and 1999.

The revenues for At Comm products are as follows:

                                 Three months ended September 30,         Nine months ended September 30,
                                     2000                 1999               2000                 1999
                                ---------------    ---------------       --------------     -------------
Telephone management
     products                          737,176         837,278               2,137,126         2,528,638
Service & support                      460,600         508,315               1,546,800         1,505,960
                                ---------------    ---------------       --------------     -------------
     Total revenue                   1,197,775       1,345,593               3,683,926         4,034,598
                                ===============    ===============       ==============     =============

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's assets are primarily located in the United States and are not allocated to any specific segment. The Company does not measure the performance of its segments based on any asset-based metrics; therefore, segment information is not provided for assets.

The Company has not separately reported segment information on a geographic basis, as international sales have not been material for the three months and nine months ending September 30, 2000 and September 30, 1999.


NOTE 8:   NEW ACCOUNTING PRONOUNCEMENTS

 In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 for its fiscal year 2001. The Company does not expect that the adoption of SFAS No. 133 will have a material effect on its consolidated financial statements.

In December  1999, the  Securities  and Exchange  Commission  (SEC) issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended by SAB Nos. 101A and 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC; however, SAB 101 does not change existing literature on revenue recognition. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB No. 101B that delayed the implementation of SAB 101. The Company must adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company believes its current revenue recognition policy is in compliance with this guidance.

In March 2000, the FASB issued FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation. FIN 44 addresses inconsistencies in accounting for stock-based compensation that arise from implementation of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted FIN 44 in the quarter beginning on July 1, 2000. There was no material impact on the Company's consolidated financial statements as a result of adopting FIN 44.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

      This 10-QSB, including, but not limited to the section on page 12 discussing risk factors, as well as the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ materially from those projected in the forward-looking statements as a result of many factors, including the risk factors set forth below. Words such as "we" or "our" refer to the Company.

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

Results of Operations

Third Quarter 2000 vs. 1999

Revenue for the three months ended September 30, 2000 was $ 1,197,775, a decrease of 11% or $147,818 versus the $1,345,593 recorded during the three months ended September 30, 1999. The decrease in revenue is attributed to lower demand for telephone management products in the third quarter of 2000.

Total operating expenses for the three months ended September 30, 2000 were $6,700,837, an increase of 72% or $2,811,018 versus $3,889,819 of operating expenses incurred during the three months ended September 30, 1999. Total product costs as a percentage of revenue increased to 63% in the third quarter of 2000 from 45% in the third quarter in 1999, primarily due to variations in product mix and increased labor costs.

Research and development expenses increased by 40% or $922,383 to $3,213,689 in the third quarter of 2000 compared to $2,291,306 in the third quarter of 1999 due to an increased investment in new product development. The Company expects quarterly research and development spending to exceed 1999 levels throughout 2000.

Marketing, sales and general and administrative expenses in the third quarter of 2000 increased by 176% or $1,744,499 to $2,734,097 compared to $989,598 in the third quarter of 1999, primarily due to an increase in marketing and sales expenditures associated with new product business development.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Other income increased by $146,726 from the third quarter of 2000 primarily due to income earned on cash equivalent investments of $139,573 in the third quarter of 2000 versus $48,153 earned in the third quarter of 1999. The increase in cash equivalent investments was a result of proceeds received from the Company's Series B financing.

The Company lost $5,503,062 from operations during the third quarter of 2000 and reported a net loss after taxes of $5,305,558 versus a loss of $2,544,226 from operations and a net loss after taxes of $2,464,394 in the comparable quarter of 1999. The Company attributes this primarily to increased research and development expenses associated with its new product development in addition to administrative and marketing expenses necessary to support this effort.

Nine Months 2000 vs. 1999

Revenue for the nine months ended September 30, 2000 was $3,683,926, a decrease of 9% versus the $4,034,598 recorded during the nine months ended September 30, 1999. The $350,672 decrease in revenue is attributable to lower demand for software products in the nine months of 2000 versus the nine months of 1999.

Total operating expenses for the nine months ended September 30, 2000 were $18,799,429, an increase of 86% or $8,710,237 versus $10,089,192 of operating expenses incurred during the nine months ended September 30, 1999. Total product costs as a percentage of revenue increased to 55% in the nine months of 2000 from 44% in the first nine months in 1999, primarily due to variations in product mix.

Research and development expenses increased by 76% or $4,238,208 to $9,802,378 in the first nine months of 2000 compared to $5,564,170 in the nine months of 1999 due to increased investment in new product development.

Marketing, sales and general and administrative expenses in the first nine months of 1999 increased by 153% or $4,218,114 to $6,969,165 compared to $2,751,051 in the nine months of 1999, primarily due to an increase in marketing expenditures associated with new product business development.

Other income increased by $477,754 from the first nine months of 2000 primarily due to income earned on cash equivalent investments of $556,856 in the first nine months of 2000 versus $200,148 earned in the first nine months of 1999. The increase in cash equivalent investments was a result of proceeds received from the Company's Series B financing.

Liquidity and Capital

At September 30, 2000, the Company held cash and cash equivalents totaling $4,956,770 and had working capital of $2,248,317 versus cash equivalents of $7,844,328 and working capital of $6,390,853 at December 31, 1999. The Company anticipates investing in excess of $4,000,000 in capital equipment during 2000, consisting primarily of computer hardware and software and testing equipment. During the nine months ended September 30, 2000, capital equipment procurements have totaled $3,345,173.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The Company maintained a $1,000,000 line of credit collateralized by eligible accounts receivable. This line of credit expired in May 2000 and was not renewed by the Company. The Company will negotiate new terms with the bank when deemed necessary.

On February 7, 2000, the Company raised approximately $12,900,000 through the issuance of Series B preferred stock that was sold to Flanders Language Valley and other private investors. A total of 645,000 shares of Series B preferred stock were sold at a purchase price of $20.00 per share. This was the final closing of a $20,400,000 sale of 1,020,000 shares of Series B preferred stock. The closing was completed on the same terms as the first closing following an amendment to the Stock Purchase and Investor Rights Agreement dated December 30, 1999. The purchase price of the Series B Preferred Stock was less than the prevailing market price of the Company's common stock resulting in a beneficial conversion feature of $5,482,500, which is reflected in the condensed consolidated statement of operations for the quarter ending March 31, 2000 in the determination of loss applicable to common shareholders.

Inventories increased significantly during fiscal 2000. The increase reflected purchased parts and components to support the Company's new product line. Inventory management remains an area of focus as the Company balances the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

Additionally, in connection with the Company's new product line, the Company committed to fund @Comm Flanders N.V., a 94.9% owned subsidiary, with approximately $450,000 in 2000. The actual amount of funding provided by the Company will depend on the business needs of @Comm Flanders and can be modified by a vote of the Board of Directors.

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

Most of our competitors, as well as many potential competitors, have substantially greater financial, marketing and technology resources than we do. Telco Research, ISI-Infortext and Nortel Networks Corporation are our major competitors in our Xiox Telemanagement Systems product line. Based on industry sources, we believe that both Peregrine Telco and ISI-Infortext have revenues that are at least twice as large as our revenues. Nortel Networks Corporation, a public company, reported 1999 fiscal year revenues of approximately $21 billion. Cisco Systems, 3Com Corporation, Lucent Technologies and Nortel Networks Corporation are our major competitors in our Town Square Communications Systems product line. All four are public companies with reported 1999 fiscal year revenues of approximately $12 billion, $6 billion, $38 billion, and $21 billion respectively. In each case, we believe our competitors have marketing and technological resources commensurate with their revenues. We cannot be certain that we will be able to compete successfully against either current or potential competitors or that competition will not have a material adverse effect on our business, consolidated results of operations and financial condition.

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

We may not be able to expand our sales and distribution channels, which would harm our ability to generate revenue.

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

Our future success, like the success of other telecommunications management companies, will depend on deriving a substantial portion of our revenues from sales of telephone management products to new customers as well as updates and rate table renewals to existing customers. As a result, any factor adversely affecting these sales, including market acceptance, product performance and reliability, reputation, price competition and competing products, as well as general economic and market conditions, could have a material adverse effect on our business, consolidated results of operations and financial condition.

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

If we do not manage our inventory levels to minimize excess inventory, we may incur additional costs and our business may be adversely affected.

Inventories increased significantly during fiscal 2000. The increase reflected purchased parts and components to support our new product line. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

                            PART 11-OTHER INFORMATION

                               AT COMM CORPORATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

NONE

********************************************************************************

                               AT COMM CORPORATION

                                   SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.

                                AT COMM CORPORATION


                                Registrant


Date: November 14, 2000
                                /s/ William H. Welling
                                    --------------------------------------------
                                    William H. Welling, Chairman/CEO
                                    (Duly Authorized Officer)


Date:  November 14, 2000
                                /s/ Melanie D. Johnson
                                    --------------------------------------------
                                    Melanie D. Johnson, VP Finance/CFO/Secretary
                                    (Duly Authorized Officer)