Form 10KSB
period 2000-12-31
AT COMM CORP
filed 2001-04-02
CIK 782995

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------
                                   FORM 10-KSB

   [X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2000

                                       OR

   [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For The Transition Period From ______ to ______

                                     0-15797
                            (Commission File Number)

                              --------------------
                               AT COMM CORPORATION
           (Name of small business issuer as specified in its charter)
                              --------------------


        DELAWARE                                          953824750
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                        577 Airport Boulevard, Suite 700
                          Burlingame, California 94010
                    (Address of principal executive offices)

                                 (650) 375-8188
                (Issuer's Telephone Number, including area code)

                              --------------------
           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

     Title of Each Class
     -------------------
     Common stock, par value $0.01 per share


Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No   [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were:     $5,037,998
                                                         ----------------

================================================================================

         As of March 1, 2001, the aggregate market value of the voting common stock held by non-affiliates (based upon the closing price of such stock as reported by the National Association of Securities Dealers Automated Quotations Listing on that date) was approximately $12,384,882. On the same date, the aggregate market value of the voting preferred stock held by non-affiliates (based upon a one-to-one conversion of preferred stock to common stock) was approximately $4,210,969.

         As of March 1, 2001, the registrant's total outstanding shares consisted of 5,464,961 shares of common stock and 1,378,053 shares of preferred stock.

Documents Incorporated By Reference

         The following documents are incorporated by reference into the parts of Form 10-KSB indicated:

              (1) Portions of 2000 At Comm  Annual  Report to  Stockholders  for
                  Part II;

              (2) Portions  of Proxy  Statement  dated  April  12,  2001 for the
                  Annual  Meeting of  Stockholders  to be held May 14,  2001 for
                  Part III.

Forward-Looking Statements

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements included in this document as a result of a number of factors, including but not limited to those discussed in Item 1 of this report, "Description of Business," and Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations," incorporated by reference to pages 2 through 7 of At Comm's 2000 Annual Report to stockholders.

         You can identify forward-looking statements by noting the use of terms such as "believes," "expects," "plans," "intends," "estimates," and other similar words. Certain risks, uncertainties, or assumptions that are difficult to predict may affect such statements. The following risk factors and other cautionary statements could cause our actual operating results to differ materially from those expressed in any forward-looking statement. We caution you to keep in mind the following risk factors and other cautionary statements and to refrain from placing undue reliance on any forward-looking statements, which speak only as of the date of this document.

                                             TABLE OF CONTENTS

                                                                                                               Page
PART I
Item 1.       Business....................................................................................       4
Item 2.       Properties..................................................................................      15
Item 3.       Legal Proceedings...........................................................................      15
Item 4.       Submission of Matters to a Vote of Security-Holders.........................................      16

PART II
Item 5.       Market for Common Equity and Related Stockholder Matters....................................      17
Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................................................      17
Item 7.       Financial Statements........................................................................      17
Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................................................      17

PART III
Item 9.       Directors and Executive Officers of the Registrant; Compliance with
              Section 16(a) of the Exchange Act...........................................................      18
Item 10.      Executive Compensation......................................................................      18
Item 11.      Security Ownership of Certain Beneficial Owners and Management..............................      18
Item 12.      Certain Relationships and Related Transactions..............................................      18
Item 13.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................      18

Signatures    ............................................................................................      24
Exhibit Index   ..........................................................................................      26
Exhibit 13.1      At Comm Corporation 2000 Annual Report.
Exhibit 23.1      Consent of Independent Auditors

         This Annual Report on Form 10-KSB contains trademarks, service marks, and registered marks of At Comm Corporation. The Company's trademarks, service marks, and registered marks are specified in the "Patents, Trademarks, and Other Intellectual Property" section of this report. In this report, "At Comm," "@Comm," "the Company," "we," "our," "us," and similar expressions refer to At Comm Corporation. "Xiox(R)" refers to our telemanagement product line. Other service marks, trademarks, and trade names referred to in this Annual Report on Form 10-KSB are the property of their respective owners.

                                     PART I

Item 1.      Business
OVERVIEW

         At Comm Corporation ("@Comm") is a leading provider of a new class of business communications solutions that address the telephone and data communication needs of businesses worldwide. We believe our products will deliver compelling value to small and medium-sized enterprises (SMEs), as well as service providers, by eliminating the complexity of provisioning, using, and managing traditional voice and data networking systems. These solutions will bring a full range of enterprise-class communications capabilities and services that are strategic for SMEs to compete and grow in the new economy. We believe our technology is unique and powerful in its ability to seamlessly and reliably replace four to eight separate communication system components currently required by over 90% of all SMEs. We have evolved from an 18-year legacy of providing software and hardware solutions in support of branch exchange telephone systems.

         Town Square, our newest offering, redefines how millions of small businesses acquire and use voice, Internet, and data communications. It does so by replacing four to eight separate communications devices such as Private Branch Exchange (PBX), voice mail server, Ethernet Local Area Network (LAN) switch, Wide Area Network (WAN) access, router, and network firewall, among others. It integrates all these functions into a single, exceptionally affordable and reliable communication processor solution that is the size of a VCR. Town Square seamlessly delivers all the communication services needed by a small business to operate. It provides them with sophisticated features that enable them to compete more effectively, without the need for in-house support personnel. Further, Town Square enables significant savings in office space, equipment acquisition costs, and operating expenses.

         We intend to strategically leverage existing relationships with over 300 nationwide value-added resellers (VARs) currently marketing our telemanagement products, to sell and service our Town Square platform. These VARs are expected to provide us with a unique competitive advantage during the initial release and revenue ramp of the product, while concurrently allowing us to expand distribution. We have begun shipping product to our VAR partners, with end user sales already underway.

         Xiox Telemanagement Solutions is a product portfolio serving an installed base of more than 30,000 corporate systems. We design, develop, manufacture, and sell software and hardware systems that assist companies in managing their telecommunications expenses. These software and hardware solutions operate on personal computers, local area networks, and @Comm hardware. Our systems efficiently provide information to facilitate telephone expense control, client, department, or project billback, and assist fraud prevention. These systems can meet the simple needs of a 25-person office or the complex needs of a multi-site Fortune 500 corporation.

         The target market for the newest product in our telemanagement line includes large businesses, as well as Fortune 500 firms, with any number of telephones and multiple networked PBX systems. Enterprise customers, including the hospitality industry, are the most demanding telemanagement users, in terms of features, flexibility and reliability.

         Based in Burlingame, California, At Comm Corporation, formerly Xiox Corporation, was founded in 1982, became a publicly held company in 1986 and is incorporated in Delaware.

2000 HIGHLIGHTS

         In April 2000, we announced an expanded product focus aimed at marketing a new generation of business communications systems that seamlessly provide complete, fully integrated voice and data communications to millions of small businesses. To reflect our expanded vision and new product direction, we changed our name from Xiox Corporation to At Comm Corporation. We also changed our Nasdaq National Market trading symbol from XIOX to ATCM.

         In the same month, we called for the redemption of all our outstanding shares of Series A preferred stock at the close of business on May 23, 2000. Each outstanding share of Series A preferred stock was convertible into one share of common stock. As of May 23,2000, all outstanding shares of Series A preferred stock were converted to common stock. As a result, no shares of Series A preferred stock were redeemed.

         In May 2000, at NetWorld+InterOp in Las Vegas, NV, we introduced "Town Square", a new and fully integrated business communications system, about the size of a VCR, that redefines the playing field of voice and data communications for small businesses. Town Square introduces a new level of affordable, simple-to-use, enterprise-class telephone, call processing, and Internet communications to millions of small businesses. This product fills the voice and data communications needs of small businesses with a one-stop solution. Small businesses will now be able to quickly acquire and apply integrated communications capabilities to their business processes in order to effectively compete with larger companies. We began shipments of our Town Square communications systems to VARs in June 2000.

         In November 2000, the National Association of Securities Dealers approved our common stock for trading on the Nasdaq National Market System.

         In December 2000, we sold 600,303 shares of Series C preferred stock for $9.0 million to an international group of investors. Under terms of the $15 per share private placement transaction, each new share of our Series C preferred stock is convertible into one share of the company's common stock, subject to certain anti-dilution provisions.

PRODUCTS

     Town Square Communications Systems

         Current Technology Market Barriers

         Small business owners and managers worldwide are challenged with the difficult and complex challenge of migrating and/or upgrading their current legacy communication systems. The complexity of accomplishing this task with today's voice and data communication technologies flows from the fact that traditional voice systems such as PBXs, key systems, and a vast array of data networking systems and components used to build local area networks inside small businesses have been traditionally sold, installed, and operated as separate, distinct systems or technology "silos." Each vendor's components often integrate poorly with one another, creating in their wake a level of extreme complexity that far outstrips the grasp and technical resources of the majority of these organizations.

         Typical small business management teams today lack or cannot afford to hire the full range of dedicated telecommunications and data communications personnel needed in-house to procure, install, and manage these multi-vendor, multi-component systems. The cost of this complexity affects service providers in a similar fashion, making it expensive to offer, deliver, and support broadband services to the SME business market.

         The  technology  available  to a  typical  small  business  is  usually comprised of two disparate voice and data network systems using today's traditional technology "silos" such as PBXs, adjunct voice mail, fax servers, and a wide range of data networking components, each typically supplied by different vendors, requiring individual set-up, management, and complex training. In addition to the cost of dedicated telecommunications and data networking personnel to support and maintain these systems, these traditional systems fail to achieve integration of voice and data communications facilities connected separately to each system. This not only increases telecommunications costs, it prevents the small business customer from deploying true integrated voice and data Customer Relationship Management (CRM) applications needed to improve customer, employee, and supplier business processes. Service providers have an equally difficult time in supplying services into this patchwork quilt of equipment.

         Network services providers such as Local Exchange Carriers (LECs), Competitive Local Exchange Carriers (CLECs), Inter-Exchange Carriers (IXCs), Public Telephone Operators (PTOs), and Internet Service Providers (ISPs) are facing similar challenges from these separate and complex customer premises networks. The carriers cannot afford the systems integration effort required to implement a variety of services on a variety of equipment from various vendors. Carriers are in need of a small business networking appliance that will allow them to market, provision, and support more profitable, value-added services to their current base of SME and branch office customers. They must find a way to transition a $66 billion local and long distance revenue business to new services as competition and price pressures reduce the size of that market.

         The key to capturing a dominant share of this market resides in collapsing complexity, reducing cost, and providing a conduit to applications to better serve customers. We believe this requires a radical, new approach - one that consolidates all core technologies required to quickly implement a complete voice and data network, without the need for specially trained network administrators, while dramatically simplifying the small business user's total experience. Simplicity and convenience far outweigh features and functionality.

         Features and Specifications

         We believe, Town Square is the first integrated voice and data product that delivers integrated services at the lowest level of its switching, call, and data routing control software. We believe this level of integration provides end users and carriers with capabilities and advantages not found in any other systems in the market today.

         By delivering affordable, integrated communications capabilities, Town Square dramatically reduces the complexity and cost of user-owned communications hardware and software. It provides a full range of services, with little or no assembly required - a key requirement for resource-strapped small businesses. As a result, small businesses can now concentrate on their business, not their infrastructure.

         One-stop, complete communications solution

         Released initially for companies with 5 to 40 employees, Town Square offers plug-and-play networking and high reliability. This highly integrated system is about the size of a VCR and can be installed in less than one hour - a marked comparison to the time required to install legacy PBX systems. Unlike any other competitive offering, Town Square seamlessly integrates seven core capabilities into a single solution:

         o     PBX telephone system

         o     Auto attendant and voice mail

         o     Fax routing

         o     Computer  connectivity,   including  Internet  access,   security
               firewall and networking

         o     WAN access

         o     Wizard and Web-based management capabilities


         These capabilities enable businesses to communicate more effectively, deliver new levels of customer service, and launch new e-business-based products and services.

     Xiox Telemanagement Solutions

         Our Xiox Telemanagement Solutions products are sold to the commercial and hospitality markets and are comprised of three product categories: Call Accounting, Traffic Engineering, and Facilities Management.

         Often combined into an integrated package called a Telecommunications Management System ("TMS" or "telemanagement"), these products are provided on several platforms: proprietary stand-alone hardware, personal computers, local area networks, or as a service bureau offering. We have also implemented TMS for clients as a managed outsourcing project when customers are looking for an alternative to running call accounting independently.

         Telemanagement products can be used in most industries. The primary benefits that customers look for in a telemanagement system are a decrease in communications costs, through reductions in the number of minutes of telephone time utilized, and a reduction in the cost per minute of telecommunication usage.

         Call Accounting Systems. Call accounting systems are used to collect data from telephone calls (generally from the PBX), and to price calls by applying international, long distance or local exchange carrier tariffs. Rated calls are placed into a database and can be sorted, summed, graphed, and printed in a variety of report formats. A call accounting system can generate savings ranging between 10 and 40% of the total number of minutes used each month, compared to telecommunication networks without call accounting. Savings are realized when call accounting allows a company to increase the efficiency of its telecommunications network and to reduce the minutes of usage. If each employee were to reduce phone usage by five minutes per day, the savings for 100 employees at a cost of $0.08 per minute, for example, would be over $10,000 per year.

         Xiox Products Commercial and Hospitality Industry Applications

         Call Accounting Software. Our software is used by professional and legal firms to pass on, usually with a mark-up, telephone expenses incurred on behalf of clients. Hotels, universities, hospitals, and shared tenant organizations use the software to charge guests, students, faculty, patients, and tenants for their telephone usage.

         Xiox(R) GBS for Windows(TM) was designed for ease of use. All of our tools and reports are accessible with point-and-click functionality, including Intelligent Configuration - our own patented methodology for intelligent software application installation and configuration. Other point-and-click features are:

         o     macros for viewing information in colorful graphical formats

         o     scheduled polling, processing, and reporting

         o     intuitive management of multiple sites

         o rate table updates at a click of a button or automatically scheduled


         By using these tools, a GBS for Windows user can install the software and create high impact graphical presentations within hours. In comparison, other DOS-based and Windows competitive packages can take up to several days to install, configure, and learn, with additional time needed to prepare the first graph.

         Customers  with more than one location may elect to establish a central
(host) site that will poll remote sites over telephone lines. Our central polling software works in conjunction with pollable call storage buffers to create a networked telemanagement system.

         Xiox(R) Lodging Software is specifically designed for resale applications for hotels, motels, hospitals, and nursing homes. It immediately prices calls and produces a call receipt, which is posted to the guest's or patient's folio. If the business has a computerized property management system, the call accounting system prices and processes, call records, and communicates them to the property management system for automatic integration into a guest's records.

         Call Accounting Hardware. Our hardware-based call accounting systems, The Xiox(R) Prophet Series, are microprocessor-based, stand-alone systems. Available with both general business and lodging firmware, the Prophet systems are available in a range of sizes. Call storage, processing, and rating are all performed within the device's firmware. An external keypad is available for simplifying report generation. Reports may also be generated via a touch-tone telephone. This series is aimed at the lower-cost end user market and is sold through our distribution channels.

         An enhancement to the series includes the Xiox(R) Prophet Writer(R) for Windows software. When call records are downloaded to a customer-provided personal computer, they may be stored to the computer's hard drive. Xiox Prophet Writer software greatly enhances the reporting capabilities of the Prophet system. Also, a polling option allows data from multiple remote Prophet devices to be collected and reported at a central site.

         Xiox(R) Prophet H Series prices, marks up, and posts to the hotel's property management system or provides easy-to-use guest billback capability for properties without a property management system. The Xiox Prophet H stores 1,000 call records and is available in two models:

         o     the H-3, which manages up to 300 extensions; and

         o     the H-10, which manages up to 10,000 extensions.


         Both lodging systems interface with almost all available property management systems and produce daily and monthly profit reports.

         Xiox(R) Summa Pro(R) is a stand-alone call accounting system designed for budget and economy hotels with up to 500 extensions and provides a call storage capacity of 14,000 call records. The product allows smaller properties to afford the revenue-producing benefits of call accounting systems, such as accurate tracking and billing of guest calls. It features smart, easy-to-use commands that allow any property manager or front desk employee to operate without lengthy training, and it includes features such as one-touch reporting and credit limit alarm.

         The Xiox Summa Pro offers one-step processing of guest checkout, night audit procedures, credit limit, and current call reports. Additionally, it features an array of system alarms including 911, accurate tracking and billing of guest calls, with separate billing for administrative extensions, and a four-line display with easy prompting and descriptive problem identification. The compact physical size of the Xiox Summa Pro is designed for the limited space in a front desk environment.

         Xiox(R) Intelligent Buffer is our latest call accounting hardware. This hardware device is used to capture the messages originating from PBX and key system equipment that identify call transactions. These messages are then delivered to the telemanagement application (our Xiox GBS for Windows and/or Xiox Lodging Software) via a direct connection or as a modem transmission. The Xiox Intelligent Buffer can store up to approximately 180,000 calls and is able to automatically determine the RS-232 configuration of both PBX and PC connected to it, using a patented process. The Xiox Intelligent Buffer protects hotels from any risk of lost revenue due to PC hardware failures or other accidental interruptions of the SMDR message delivery from the PBX to the call accounting system.

         Traffic Engineering for Windows Software. The Xiox(R) Traffic Engineering for Windows Software ("XTES") is a Microsoft Windows-based management tool used to reduce the cost per minute of telecommunications. This is accomplished by analyzing trunk utilization and identifying problems with automatic route selection programs (also called "least call routing") in the PBX.

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

         The Xiox(R) Traffic Operations Measurements product ("TES-OM") is a Microsoft Windows-based analysis tool used to optimize performance and detect hardware and configuration problems with Nortel Meridian PBX equipment. This software package was designed specifically for Nortel Meridian-1 and SL-1 equipment to record hourly traffic statistics reported by the PBX, properly interpret the data, and provide a comprehensive set of illustrated color reports and historical information.

         This product annotates reports with information identifying abnormal conditions reported on the PBX that fall outside the recommendations provided by Nortel for their customers. Customers may use this information to significantly reduce their monthly service costs and/or greatly improve the service performance on a PBX.

         Facilities Management Software. The Xiox(R) Windows Facilities Management ("XFMS") is a Microsoft Windows-based software system that automates record keeping for voice and data facilities. XFMS provides financial and operational controls by integrating service order processing, equipment inventory management, cost allocation, trouble management, directory, and cable record management into a powerful database management system.

         XFMS enables a LAN-based, multi-user configuration to integrate interrelated tasks with a minimum number of entries. The system is also used to manage expenses and can be used in conjunction with call accounting to provide a consolidated extension report of all telephony-related expenses incurred by a user or tenant over a specific time period.

SALES AND MARKETING

     Town Square Communications Systems

         The initial rollout of Town Square addresses the small businesses and branch office market of up to 40 employees. This segment accounts for about 90% of the systems sold in the 2-100 line range using the demographics of the Key Telephone System (KTS)/Hybrid key systems market. The business buyer in this size range desires simplicity and convenience. We plan in subsequent releases to expand Town Square to over 200 users, which will expand our coverage of the addressable market. This will allow us to participate in over 98% of the total market for voice customer premise equipment.

         We intend to strategically leverage existing relationships with over 300 nationwide VARs/dealers currently marketing our telemanagement products, to sell and service our Town Square platform. These VARs are expected to provide us with a unique competitive advantage during the initial release and revenue ramp of the product, while concurrently allowing us to expand distribution. We have begun shipping product to our VAR partners in June 2000, with end user sales already underway.

         We offer several marketing programs for accelerated awareness, branding, and demand generation. Our Authorized Town Square Dealers (referred to as "Channel Partners") will benefit from the advantage of @Comm's unique, direct lead generation, pull-though demand and distribution system. Other key support elements will include a specialized, level-2 support call center with automated troubleshooting support resources, complemented with field support personnel. We believe our combined market differentiation will be compelling and sustainable from both our Town Square platform offering as well as through our differentiated marketing strategy, programs, and customer support systems.

     Xiox Telemanagement Solutions

         We market our Xiox Telemanagement Solutions Systems to end users primarily through our network of over 300 authorized dealers. Most of our dealer agreements do not include commitments by such dealers to purchase a minimum number of systems, and typically may be canceled at any time with 30 days prior written notice. Our ability to effectively distribute our products depends in part upon the financial and business condition of our distribution network. In 2000, two customers accounted for 19% of the total revenue as of December 31, 2000. In 1999, the same two customers accounted for 23% of the total revenue as of December 31, 1999. Subsequent to year end, a relationship was terminated with one of our major customers. Revenues are expected to be less in fiscal year 2001 than historical revenues from this customer in fiscal year 2000. During each of the years ended December 31, 2000 and 1999, our export sales were less than 2% of total sales.

         Our marketing approach varies depending upon the type of system. A description of each of these approaches is set forth below.

         Xiox(R)  GBS for  Windows,  Xiox(R)  Traffic  Engineering  for  Windows
Software, and Xiox(R) Facilities Management Software: These systems are typically marketed to large corporations primarily through our sales force, regional bell operating companies, or business telephone dealers. In order for dealers to effectively establish and support their customer base, we must commit technical and sales personnel to training dealers in installation and application support.

         Xiox(R) Lodging Software,  Xiox(R) Prophet H, and Xiox(R) Summa Pro(R):
The Summa Suite family of products is targeted to independent and chain-affiliated properties in the lodging industry. Marketing of Xiox Lodging Software is through the direct sales force and dealers specializing in lodging specific systems.

         Xiox(R)Prophet Call Accounting Systems: These hardware devices are marketed exclusively through our dealers.


CUSTOMER SERVICE AND SUPPORT

     Town Square Product Support, Services, and Programs

         Technical Support is provided to all Channel Partner Support Teams and their technicians that have successfully completed an installation and maintenance training program and for systems that are appropriately registered and covered by a valid support agreement.

         We provide several options for support contracts to allow our Channel Partners to obtain the level of support required to meet their expectations, and commensurate with the support services that they provide to their customers.

         The Channel Partner provides all first level technical support to the end user customer. We offer second level support to the certified Channel Partner for all products we provide that are covered by a valid support agreement. In the event that second level support is being performed that requires physical access to the products, we require a Channel Partner technician, trained by @Comm on site.

         The Channel Partner support organization makes all reasonable attempts to resolve the end user customers problems prior to contacting @Comm Technical Support. The Channel Partner remains instrumental in the qualification of a problem and in the delivery of the solution. The Channel Partner maintains the ongoing relationship and dialog with the end user customer.

         To provide the fundamental skills to serve as a first level support organization, we also offer on-site, remote, and seminar training programs to our Channel Partners.

     Telemanagement Product Support and Subscription Services

         We develop hardware and software solutions, as well as obtain and resell third-party hardware, to provide solutions to supplement legacy PBX implementations. These systems are sold and supported through a Channel Partner model. Select products and services are also offered directly to end user customers. In addition to providing telephone technical support to the Channel Partners and end user customers for systems under valid support agreement, we provide an option for our customers and dealers for system installation and training associated with familiarizing customers with systems.

         We renew support agreements for customers on an annual basis. Renewal entitles a client to unlimited access to our Product Support Center and receipt of any product enhancements or "bug fixes" throughout the year.

         We provide end users with call costing rate tables under annual tariff subscriptions. These rate tables provide the end user with current telephone tariffs to generate accurate call rating. We offer several rate table options, based on the complexity of the customer's telecommunications environment. We also offer enhancements to and support of tariff subscriptions after the first year of use.

RESEARCH AND DEVELOPMENT

         We are committed to the development of new products and the continued enhancement of our existing products. In 2000, we made a large development effort on our new product line to address the combined telephony and data markets. In 2000 we expended $12,647,437 on research and development versus $7,843,563 in 1999. We expect the spending in 2001 to exceed 2000 spending.

MANUFACTURING (PRODUCTION AND BACKLOG)

         Our Town Square products are manufactured by Flextronics International Ltd. ("Flextronics"), a top-tier leading provider of end-to-end Electronics Manufacturing Services (EMS) solutions to Original Equipment Manufacturers
(OEMs) in the fast-growth communications, networking, computer, medical and consumer markets. Flextronics offers @Comm with full turn-key services for manufacture and distributing its product.

         We produce our telemanagement products from a library of master diskettes upon receipt of firm orders. Software orders are usually placed on an as-needed basis and are shipped by us shortly after receipt of an order. As a result, we do not have a substantial backlog, and our backlog at any particular time is generally not indicative of our future level of sales. Our hardware products are manufactured to our specifications by outside suppliers. These products are also available from alternate domestic suppliers. We defer substantial revenue from annual subscriptions for our annual rate table and maintenance and support agreement subscriptions. This deferred revenue is amortized over the life of the subscription.

COMPETITION

     Town Square Product Line

         The majority of our competitors have a longer operating history and greater financial, technical, sales, marketing, distribution, and other resources than us, they have greater name recognition, a larger installed customer base and a more expansive distribution network. As a result, these competitors may be able to devote greater resources to the development, promotion, sale, and support of convergent, integrated small business products. Competitors with a larger installed customer base and established market momentum may have a competitive advantage that may preempt true integrated small business solution competitors such as us.

         The PBX, key system, adjunct voice processing subsystem, and data networking equipment markets are quite competitive. The new convergent communications systems market is currently defined and flanked by traditional voice and data systems vendors with significant market equity and momentum. However, these vendors are focusing on large enterprise and carrier system offerings. The fewer than 200 user systems will undergo a faster and more dramatic transformation as the result of the large market opportunity. A complete new range of technologies and products will be introduced and we believe will be led primarily by a new generation of smaller, innovative, and highly focused companies.

         We believe that our Town Square solution is among the most complete and compelling offerings available to serve the new integrated systems market.

         As we develop and continue to evolve our products and enter into new markets, we expect to face increasing competition from both existing and new competitors. If our competitors develop products that offer significant price or performance advantages over the Town Square system, or if we are unable to improve our technology or develop or acquire more competitive technology, our competitive advantage and business could be adversely affected.

         We define our competition into four basic categories:

         1.   Traditional voice or data component vendors,

         2.   PC server-based PBXs,

         3.   Integrated Access Device products, and

         4.   Integrated Communications Platform vendors.


         Traditional Voice or Data Component Vendors. This category includes the major companies in both the voice equipment market (i.e., PBXs and key systems) and data equipment components market (i.e., hubs, routers, remote access servers). Voice equipment vendors such as Avaya, Nortel, and Toshiba and data equipment vendors such as 3Com and Nortel Networks have traditionally focused on their respective voice or data market segments. These firms are now actively engaged in leveraging their traditional internal core expertise in voice and data technologies, combined with aggressive acquisitions to rapidly extend their legacy portfolios to present a credible, fully integrated, voice and data-converged product marketing story while protecting their core customer premise equipment (CPE) business.

         In some instances, companies from one sector are partnering with companies from another sector to jointly develop integrated products. However, these competitors must still provide multiple devices to deliver all of the capabilities of the Town Square system. These companies will need to consider their legacy systems and installed bases as they attempt to develop and deliver more competitive, integrated products.

         PC Server-based PBXs. Over the past five years, a number of competitors have emerged in the low-end PBX and key system market for small businesses. These companies have developed products based on industry-standard Intel and Microsoft NT-based servers with add-in telephony line cards and related components. Primarily, these competitors have concentrated on delivering voice services and have little or no data or robust WAN access capabilities. Because they are based on general purpose, off-the-shelf PC server hardware platforms and use non-real-time operating systems, they lack the reliability required and demanded of a high availability PBX or key system. Moreover, PC-based PBX
"server" solutions still require the business user to purchase, install, coordinate, and maintain a number of server-based applications and PC-based voice processing hardware devices in order to scale and add additional capabilities. The PC-based PBX market has been traditionally limited to vertical applications. The challenges and complexities of extending these PC-based technologies into full blown, integrated voice and data systems are likely to remain very significant by the nature of the general purpose generic hardware and operating systems upon which these systems are built.

         Integrated Network Access Products. These products are generally all-in-one WAN access devices that basically focus on T1 or fractional T1 distribution. Some have very limited switching capabilities and some have certain router capability. They usually have a single LAN port. These products are, as a rule, quite functional as WAN access devices but are quite limited beyond that point.

         Integrated Communications Platforms Vendors. We believe our Town Square system will compete directly and fully with the Integrated Communications Platform category. Town Square level of integration is well beyond this category of competitor. Also, Town Square is competitive with its ability to integrate with applications utilizing the Computer-Supported Telephony Applications (CSTA), Computer Telephony (CT)-Connect, and CT Media interfaces.

     Xiox Product Line

         The telecommunications systems industry has been characterized by intense competition and rapid technological and market changes. The principal competitive factors in the telephone management and call accounting software systems market are customer service, dealer coverage, name recognition, product performance, price, and flexibility of product design.

         Most of our competitors have substantially greater financial, marketing, and technology resources than we do, and that may harm our ability to compete effectively with them. Based on industry sources, we believe that both MDR Switchview and ISI-Infortext, which are privately held, have revenues that are at least twice as large as our revenues. Nortel Networks Corporation reported 2000 revenues of approximately $30 billion. In each case, we believe our competitors have marketing and technological resources commensurate with their revenues. We cannot be certain that we will be able to compete successfully against either current or potential competitors or that competition will not have a material adverse effect on our business, consolidated results of operations, and financial condition.

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

PATENTS, TRADEMARKS, AND OTHER INTELLECTUAL PROPERTY

         We have secured trademark protection for the following service marks for our products' telecommunications security applications and services: Fort Knox(R), Hacker Tracker(R), Xiox Hacker Tracker(R), Hacker Preventer(R), and Hacker Deadbolt(R). We also have trademark protection for Prophet Writer(R), Summa Pro(R), Summa Suite(R), Summa Voice(R), and our window and curtain graphic logo. Xiox(R) is also our trademark. We have pending and in good order before the United States Patent and Trademark Office applications for registration for the following marks: Appliance One, Appliance I, Appliance II, Appliance III, Town Square, Town Square and design, @Comm and design, Business Tone, Smart Display, CommView, and TownManager.

         We have trademark registrations in Belgium, Netherlands, and Luxembourg for Town Square + device, @Comm, and ATCOMM. We have pending and in good order regional applications for Town Square.

         We have pending and in good order application for European registration of the following marks: Town Square, @Comm + device, Business Tone, Smart Display, CommView, and TownManager.

         We have received patents on:

         1)   an innovative answer detection technology;

         2) an intelligent software application installation and configuration methodology that includes a remote rate table delivery system;

         3) automatic detection of baud rate by a low-cost receiving device analyzing a serial transmission;

         4)   a   communication   system  which   integrates   synchronous   and
              asynchronous message transmission; and

         5) a method and system for detecting toll fraud in telecommunications systems. This patent was awarded in February 2001.


         In addition, we presently have filed for seven additional patents.

EMPLOYEES

         We had 171 full-time employees as of December 31, 2000, and 172 total employees. Approximately 40% of our employees are in engineering and product development.

Item 2.       PROPERTIES

         We lease approximately 13,168 square feet of office space for our principal offices at 577 Airport Boulevard, Suite 700, Burlingame, California under a seven-year lease that expires on July 31, 2007. In addition, we lease 29,607 square feet of multi-use space at 150 Dow Court, Manchester, New Hampshire, under a seven-year lease that expires January 31, 2005. We also lease a 692 square-foot facility at 8010 East McDowell Road, Scottsdale, Arizona, under a month-to-month lease, which expired 3/31/01 and will not be renewed. Additionally, we lease a 1,384 square-foot office at Flanders Language Valley 64, Ieper, Belgium.

Item 3.       LEGAL PROCEEDINGS

         We are not involved in any legal proceedings at this time that our management currently believes would be material to our business, financial condition, or results of operations.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Not applicable.

                                     PART II

Item 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         This information is set forth under the caption "Stock Trading Information" on page 25 of our 2000 Annual Report to Stockholders and is hereby incorporated by reference.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS This information is set forth under the caption "Management's Discussion and Analysis of Financial

Condition and Results of Operations" on pages 2 through 7 of the 2000 Annual Report to Stockholders and is hereby incorporated by reference.

Item 7.       FINANCIAL STATEMENTS

         The following financial statements and the independent auditors' report appearing on pages 8 through 24 of the 2000 Annual Report to Stockholders are hereby incorporated herein by reference.

         o    Consolidated Balance Sheets as of December 31, 2000 and 1999.

         o Consolidated Statements of Operations for the years ended December 31, 2000 and 1999.

         o Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended December 31, 2000 and 1999.

         o Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999.

         o    Notes to Consolidated Financial Statements

         o    Independent Auditors' Report

         The 2000 Annual Report to Stockholders, except for those portions which are expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not to be deemed as filed as part of this report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III

Item 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 9 of Form 10-KSB with respect to the members of the Board of Directors and Executive Officers of @Comm is incorporated by reference to the information contained in the sections captioned "Nominees," "Business Experience of Directors," "Executive Officers," and "Section 16(A) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2001 annual meeting of stockholders to be filed with the Securities and Exchange Commission.

Item 10.      EXECUTIVE COMPENSATION

         Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 10 of Form 10-KSB with respect to executive compensation is incorporated by reference to the information contained in the section captioned "Executive Compensation" in our definitive proxy statement for the 2001 annual meeting of stockholders to be filed with the SEC.

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 11 of Form 10-KSB with respect to security ownership of certain beneficial owners and management is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2001 annual meeting of stockholders to be filed with the SEC.

Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to instruction E(3) to Form 10-KSB, the information required by Item 12 of Form 10-KSB with respect to certain relationships and related transactions is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2001 annual meeting of stockholders to be filed with the SEC.

Item 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         1. Financial Statements: The following Consolidated Financial Statements of At Comm Corporation and Report of KPMG LLP, independent auditors, set forth in pages 8 through 24 of the 2000 Annual Report to Stockholders are filed or incorporated by reference as part of this report.

                                                                                 Page(s) in 2000
                                                                                  Annual Report
                                                                               ---------------------
      o        Consolidated Balance Sheets as of                                        8
               December 31, 2000 and 1999
      o        Consolidated Statements of Operations                                    9
               for the years ended December 31, 2000 and 1999
      o        Consolidated Statements of Stockholders' Equity
               and Comprehensive Loss for the years ended December 31, 2000             10
               and 1999
      o        Consolidated Statements of Cash Flows                                 11 - 12
               for the years ended December 31, 2000 and 1999
      o        Notes to Consolidated Financial Statements                            13 - 23
      o        Independent Auditors' Report                                             24

2. Exhibits: The Exhibits listed on the accompanying Index to Exhibits, immediately following the financial statement schedules, are filed or incorporated by reference as part of this report.

   Number                 Description
   ----------             ---------------------

   2.1 (1)        Proposed   Agreement   and  Plan  of   Merger   between   Xiox
                  Corporation, a California corporation, and Xiox Corporation, a Delaware corporation.

   3.l (2) Certificate of Incorporation as filed with the Secretary of State of the State of Delaware.

   3.2 (2)        Bylaws.

   3.3 (14)       Certificate of Amendment dated May 26, 1998.

   3.4 (14) Certificate of Designations, Preferences, and Other Rights of the Series A Preferred.

   3.5 (20) Certificate of Amendment of Certificate of Incorporation dated May 26, 1999.

   3.6 (18) Certificate of Designation, Preferences and Other Rights of the Series B Preferred.

   3.7 (22) Certificate of Designation, Preferences and Other Rights of the Series C Preferred.

   4.1 (2) Certificate of Incorporation as filed with the Secretary of State of the State of Delaware and Bylaws.

   4.2 (3) Common Stock Purchase Agreement dated June 30, 1997, between Xiox and Flanders Language Valley C.V.A.

   4.3 (3)        Investor  Rights  Agreement  dated  June  30,  1997,   between
                  registrant and Flanders Language Valley C.V.A.

   4.4 (15)       Form of Common Stock Certificate.

   4.5 (14)       Stock Purchase and Investor  Rights  Agreement dated September
                  21, 1998.

   4.6 (14)       Right of First Refusal and Co-Sale  Agreement  dated September
                  21, 1998.

   4.8 (19) Stock Purchase and Investor Rights Agreement, as amended, dated February 7, 2000.

   4.9 (22)       Stock Purchase and Investor  Rights  Agreement  dated December
                  21, 2000.

   10.02 (4)      Dealer  Sales   Agreement   dated  April  25,  1985,   between
                  registrant and PacTel InfoSystems.

   10.04 (5)      Xiox Corporation Restated 1984 Stock Option Plan.

   10.05 (13)     Form of Notice of Grant and Stock Option Agreement to Restated
                  1984 Stock Option Plan.

   10.06 (5)      Form of Stock Purchase Agreement.

   10.07 (5)      Form of Automatic Option Agreement.

   10.08 (5)      Form of Stock Purchase Agreement.

   10.09 (2)      Lease Agreement  between Xiox and Bay Park Plaza,  dated March
                  20, 1987.

   10.10 (6)      Amended Lease Agreement between Xiox and Bay Park Plaza, dated
                  July 28, 1994.

   10.12 (12)     Sublease  and Lease  Agreement  between  Xiox and C. E.  Heath
                  Compensation and Liability Company, dated April 1, 1996.

   10.13 (2)      Form of Director Indemnity Agreement.

   10.14 (7)      Xiox Corporation 1994 Stock Plan.

   10.15 (7)      Form Stock Option Agreement to 1994 Stock Plan.

   10.16 (11)     Xiox Corporation 1994 Stock Plan, as amended.

   10.17 (16)     Xiox Corporation 1994 Stock Plan, as amended.

   10.18 (21)     Xiox Corporation 1994 Stock Plan, as amended.

   10.19 (23)     At Comm Corporation 1994 Stock Plan, as amended.

   10.20 (23)     Form of Stock Option Agreement to 1994 Stock Plan, as amended.

   10.25 (8)      Agreement  for the  Purchase  and Sale of  Stock of SFX,  Inc.
                  (formerly Summa Four Business Products, Inc.), dated March 27,
                  1991.

   10.26 (9)      Agreement   for  Business   Combination   by  and  among  Xiox
                  Corporation  and  Gemini  Telemanagement   Systems  (principal
                  shareholders Richard Alter, Gregory Bell and Darrell Krulce), dated August 17, 1994.

   10.27 (10)     Asset Purchase Agreement of Instor Systems Corporation,  dated
                  October 12, 1994.

   10.28 (17)     Lease Agreement  between Xiox and One Dow Court,  Inc.,  dated
                  November 18, 1997.

   10.29 Amendment to November 18, 1997 Lease Agreement between Xiox and One Dow Court, Inc., dated November 10, 1999.

   13.1 *         Portions of 2000 Annual Report to Stockholders.

   21.1 **        Subsidiaries of At Comm.

   23.1 *         Consent of KPMG LLP, Independent Auditors.

   24.1           Power of Attorney (see page 24).

   *              Filed herewith.

   ** Listed under the caption "Principles of Consolidation" in At Comm's 2000 Annual Report to stockholders, attached as Exhibit 13.1.

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

   (18) Incorporated by reference to Xiox's Report on Form 8-K filed January 10, 2000.

   (19) Incorporated by reference to Xiox's Report on Form 8-KA filed March 7, 2000.

   (20) Incorporated by reference to Xiox's Report on Form 10-QSB/A filed November 30, 1999.

   (21) Incorporated by reference to Xiox's Registration Statement on Form S-8, filed on June 25, 1999 (File No. 333-81537).

   (22) Incorporated by reference to At Comm's Report on Form 8-K filed December 27, 2000.

   (23) Incorporated by reference to At Comm's Registration Statement on Form S-8, filed on August 15, 2000 (File No. 333-43844).

REPORTS ON FORM 8-K:

         The Company filed reports on Form 8-K on January 10, 2000 and Form 8-K/A on March 7, 2000 pertaining to the sale of Series B preferred stock.

         The Company filed Form 8-K on May 12, 2000 and Form 8-K/A on June 16, 2000 pertaining to the redemption of Series A preferred stock.

         The Company filed Form 8-K on December 27, 2000 pertaining to the private placement of a total of $9.0 million of the Company's Series C preferred stock.

                                   SIGNATURES
         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

At Comm Corporation

Date:                             By:

April 2, 2001                     /s/     William H. Welling
                                  ----------------------------------------------
                                          William H. Welling
                                          Chairman and Chief Executive Officer

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

         In accordance with the Exchange Act and the authority contained in the 10-KSB dated April 2, 2001, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 2, 2001                 /s/     William H. Welling
                              --------------------------------------------------
                                      William H. Welling
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer) and Director

April 2, 2001                 /s/     Melanie D. Johnson
                              --------------------------------------------------
                                      Melanie D. Johnson
                                      Vice President, Finance/Chief Financial
                                      Officer/Corporate Secretary

April 2, 2001                 /s/     Mark A. Parrish, Jr.
                              --------------------------------------------------
                                      Mark A. Parrish, Jr.
                                      Director

April 2, 2001                 /s/     Atam Lalchandani
                              --------------------------------------------------
                                      Atam Lalchandani
                                      Director

April 2, 2001                 /s/     Bernard T. Marren
                              --------------------------------------------------
                                      Bernard T. Marren
                                      Director

April 2, 2001                 /s/     Robert K. McAfee
                              --------------------------------------------------
                                      Robert K. McAfee
                                      Director

April 2, 2001                 /s/     Philip Vermeulen
                              --------------------------------------------------
                                      Philip Vermeulen
                                      Director

                                  EXHIBIT INDEX

Number                  Description

- ------------            ---------------------

   2.1 (1)        Proposed   Agreement   and  Plan  of   Merger   between   Xiox
                  Corporation, a California corporation, and Xiox Corporation, a Delaware corporation.

   3.l (2) Certificate of Incorporation as filed with the Secretary of State of the State of Delaware.

   3.2 (2)        Bylaws.

   3.3 (14)       Certificate of Amendment dated May 26, 1998.

   3.4 (14) Certificate of Designations, Preferences, and Other Rights of the Series A Preferred.

   3.5 (20) Certificate of Amendment of Certificate of Incorporation dated May 26, 1999.

   3.6 (18) Certificate of Designation, Preferences and Other Rights of the Series B Preferred.

   3.7 (22) Certificate of Designation, Preferences and Other Rights of the Series C Preferred.

   4.1 (2) Certificate of Incorporation as filed with the Secretary of State of the State of Delaware and Bylaws.

   4.2 (3) Common Stock Purchase Agreement dated June 30, 1997, between Xiox and Flanders Language Valley C.V.A.

   4.3 (3)        Investor  Rights  Agreement  dated  June  30,  1997,   between
                  registrant and Flanders Language Valley C.V.A.

   4.4 (15)       Form of Common Stock Certificate.

   4.5 (14)       Stock Purchase and Investor  Rights  Agreement dated September
                  21, 1998.

   4.6 (14)       Right of First Refusal and Co-Sale  Agreement  dated September
                  21, 1998.

   4.8 (19) Stock Purchase and Investor Rights Agreement, as amended, dated February 7, 2000.

   4.9 (22)       Stock Purchase and Investor  Rights  Agreement  dated December
                  21, 2000.

   10.02 (4)      Dealer  Sales   Agreement   dated  April  25,  1985,   between
                  registrant and PacTel InfoSystems.

  10.04 (5)       Xiox Corporation Restated 1984 Stock Option Plan.

  10.05 (13)      Form of Notice of Grant and Stock Option Agreement to Restated
                  1984 Stock Option Plan.

   10.06 (5)      Form of Stock Purchase Agreement.

   10.07 (5)      Form of Automatic Option Agreement.

   10.08 (5)      Form of Stock Purchase Agreement.

   10.09 (2)      Lease Agreement  between Xiox and Bay Park Plaza,  dated March
                  20, 1987.

   10.10 (6)      Amended Lease Agreement between Xiox and Bay Park Plaza, dated
                  July 28, 1994.

   10.12 (12)     Sublease  and Lease  Agreement  between  Xiox and C. E.  Heath
                  Compensation and Liability Company, dated April 1, 1996.

   10.13 (2)      Form of Director Indemnity Agreement.

   10.14 (7)      Xiox Corporation 1994 Stock Plan.

   10.15 (7)      Form Stock Option Agreement to 1994 Stock Plan.

   10.16 (11)     Xiox Corporation 1994 Stock Plan, as amended.

   10.17 (16)     Xiox Corporation 1994 Stock Plan, as amended.

   10.18 (21)     Xiox Corporation 1994 Stock Plan, as amended.

   10.19 (23)     At Comm Corporation 1994 Stock Plan, as amended.

   10.20 (23)     Form of Stock Option Agreement to 1994 Stock Plan, as amended.

   10.25 (8)      Agreement  for the  Purchase  and Sale of  Stock of SFX,  Inc.
                  (formerly Summa Four Business Products, Inc.), dated March 27,
                  1991.

   10.26 (9)      Agreement   for  Business   Combination   by  and  among  Xiox
                  Corporation  and  Gemini  Telemanagement   Systems  (principal
                  shareholders Richard Alter, Gregory Bell and Darrell Krulce), dated August 17, 1994.

   10.27 (10)     Asset Purchase Agreement of Instor Systems Corporation,  dated
                  October 12, 1994.

   10.28 (17)     Lease Agreement  between Xiox and One Dow Court,  Inc.,  dated
                  November 18, 1997.

   10.29 Amendment to November 18, 1997 Lease Agreement between Xiox and One Dow Court, Inc., dated November 10, 1999.

   13.1 *         Portions of 2000 Annual Report to Stockholders.

   21.1 **        Subsidiaries of At Comm.

   23.1 *         Consent of KPMG LLP, Independent Auditors.

   24.1           Power of Attorney (see page 24).

   *              Filed herewith.

   ** Listed under the caption "Principles of Consolidation" in At Comm's 2000 Annual Report to stockholders, attached as Exhibit 13.1.

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

   (18) Incorporated by reference to Xiox's Report on Form 8-K filed January 10, 2000.

   (19) Incorporated by reference to Xiox's Report on Form 8-KA filed March 7, 2000.

   (20) Incorporated by reference to Xiox's Report on Form 10-QSB/A filed November 30, 1999.

   (21) Incorporated by reference to Xiox's Registration Statement on Form S-8, filed on June 25, 1999 (File No. 333-81537).

   (22) Incorporated by reference to At Comm's Report on Form 8-K filed December 27, 2000.

   (23) Incorporated by reference to At Comm's Registration Statement on Form S-8, filed on August 15, 2000 (File No. 333-43844).