Form 10QSB
period 2001-03-31
AT COMM CORP
filed 2001-05-15
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                 F O R M 10-QSB


     (Mark One)
        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarterly period March 31, 2001 ;


                                       or
        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________


                            Commission file #0-15797

                               AT COMM CORPORATION
                              --------------------
        (Exact name of small business issuer as specified in its charter)



             Delaware                                          95-3824750
         -----------------                            -------------------
(State or other jurisdiction of          (IRS Employer Identification No)
incorporation or organization)


 577 Airport Blvd, Suite 700,
  Burlingame, California                                                 94010
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


 Issuer's telephone number:                                       (650) 375-8188
--------------------------------------------------------------------------------


     Indicate by check mark whether the registrant:

     (1) Has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
         reports).                  Yes_X_   No___

     (2) Has been subject to such filing requirements for the past 90 days.
                                    Yes_X_   No___


Issuer's number of common shares
Outstanding, at April 30, 2001, excluding
convertible preferred stock of  1,378,053                       5,468,601 shares
--------------------------------------------------------------------------------

                               AT COMM CORPORATION

                                      INDEX

                                                                        Page No.
PART I    Financial Information

         Item 1.

               Condensed Consolidated Balance Sheets  (unaudited)
                  March 31, 2001 and December 31, 2000                         3

               Condensed Consolidated Statements of Operations (unaudited)
                  Three Months ended March 31, 2001 and March 31, 2000         4

               Condensed Consolidated Statements of Cash Flows (unaudited)
                  Three Months ended March 31, 2001 and March 31, 2000       5-6

               Notes to Condensed Consolidated Financial Statements         7-10


         Item 2.

               Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            11-18


PART II    Other Information

         Item 3.
               Default Upon Senior Securities                                 19

         Item 6.

               Exhibits and Reports on Form 8-K                               19


               Signatures                                                     20

                                                    AT COMM CORPORATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (unaudited)

                                                                                                 March 31,      December 31,
                                                                                                   2001             2000
                                                                                               -------------    ------------
Assets
Current assets:
   Cash and cash equivalents                                                                  $  1,846,704    $  8,259,487
   Accounts receivable, net of allowance for doubtful  accounts of $198,832 and
   $184,369 as of March 31, 2001 and December 31, 2000, respectively                               531,432       1,706,308
   Inventories                                                                                   2,203,567       2,236,403
   Prepaid expenses and other assets                                                               381,091         534,532
                                                                                                ------------    ------------

          Total current assets                                                                   4,962,794      12,736,730

Property, equipment and purchased software, net                                                  4,846,018       4,794,137
Deposits and other assets                                                                          372,114         283,025
                                                                                                ------------    ------------

                    Total Assets                                                              $ 10,180,926    $ 17,813,892
                                                                                                ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                           $    368,917    $     47,834
   Accrued expenses                                                                              2,112,357       4,248,363
   Accrued compensation                                                                            965,348         984,278
   Purchase deposits                                                                                 4,308           4,308
   Deferred revenue                                                                              1,160,458       1,510,615
   Capital lease                                                                                    17,410          16,941
   Notes Payable                                                                                    47,164            --
                                                                                                ------------    ------------

          Total current liabilities                                                              4,675,962       6,812,339

Capital lease - net of current portion                                                               3,075           7,622
Notes Payable - net of current portion                                                             168,143            --
                                                                                                ------------    ------------

                    Total Liabilities                                                            4,847,180       6,819,961
                                                                                                ------------    ------------

Minority interest                                                                                   73,015          78,337

Stockholders' equity
   Convertible preferred stock,  $0.01 par value;  10,000,000 shares authorized; 1,378,053 and 1,416,803 shares issued and
     outstanding as of March 31, 2001 and December 31, 2000, respectively; aggregate                13,781          14,168
     liquidation preference of $24,753,295 and $25,334,545 as of March 31, 2001
     and December 31, 2000, respectively
  Common stock, $.01 par value; 50,000,000 shares authorized 5,468,601 and 5,420,659 shares issued and outstanding as of March 31, 2001 and
     December 31, 2000 respectively                                                                 54,686          54,206
   Additional paid-in capital                                                                   47,613,288      47,554,336
   Deferred stock-based compensation                                                               (85,911)       (107,513)
   Accumulated other comprehensive loss                                                           (322,193)       (292,899)
   Accumulated deficit                                                                         (42,012,920)    (36,306,704)
                                                                                                ------------    ------------
          Total Stockholders' Equity                                                             5,260,731      10,915,594
                                                                                                ------------    ------------

Total Liabilities and Stockholder's Equity                                                    $ 10,180,926    $ 17,813,892
                                                                                                ============    ============

     See accompanying notes to condensed consolidated financial statements.

                               AT COMM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Three Months Ended March 31,
                                                               -----------------------------
                                                                    2001           2000
                                                                -----------    ------------
Revenues                                                        $ 1,556,523       1,264,534
                                                                -----------    ------------

Product costs                                                       879,934         659,620
Research and development                                          2,993,364       3,161,784
Sales and marketing                                               1,839,641       1,010,868
General and administrative                                        1,611,167         697,227
                                                                -----------    ------------

                                                                  7,324,106       5,529,499
                                                                -----------    ------------

Loss  from operations                                            (5,767,583)     (4,264,965)

Other income, net                                                    73,967         261,976
                                                                -----------    ------------

       Loss before income taxes                                  (5,693,616)     (4,002,989)

Income taxes                                                         12,600           5,015
                                                                -----------    ------------

       Net loss                                                  (5,706,216)     (4,008,004)

Preferred stock beneficial conversion
   Rights                                                                --       5,482,500
                                                                -----------    ------------

Net loss applicable to common stockholders                      $(5,706,216)     (9,490,504)
                                                                ===========    ============

Per Share Information:

Basic and diluted net loss per share                            $     (1.05)          (2.68)
                                                                ===========    ============

Number of shares used in basic and diluted per
   share computations                                             5,453,624       3,542,710
                                                                ===========    ============

     See accompanying notes to condensed consolidated financial statements.

                                               AT COMM CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (unaudited)

                                                                       Three Months Ended March 31,
                                                                       -----------------------------
                                                                            2001            2000
                                                                       -------------   -------------
Cash flows from operating activities:
 Net loss                                                              $ (5,706,216)   $ (4,008,004)

Adjustments to reconcile net loss to net
       Cash used in operations
             Depreciation                                                   442,006         149,161
             Amortization of stock-based compensation                        21,602           2,234
             Minority interest in net loss                                   (5,034)         (3,374)
             Foreign currency translation adjustments                       (42,928)        (65,906)

       Change in operating assets and liabilities:
            Accounts receivable, net                                      1,174,877         315,212
            Inventories                                                      32,836         (29,131)
            Prepaid expenses,  deposits and other assets                     64,352        (224,365)
            Accounts payable and accrued expenses                        (1,833,855)        807,877
            Purchase deposits                                                  --            (1,341)
            Deferred revenue                                               (350,157)         17,958
                                                                       ------------    ------------

Net cash used in operating activities                                    (6,202,517)     (3,039,679)
                                                                       ------------    ------------

Cash flows used in investing activities-
        acquisition of property, equipment and purchased software          (493,887)       (822,001)

Cash flows from financing activities:
       Repayment of capital lease obligations                                (4,078)         (3,834)
       Proceeds from borrowings                                             215,307          (3,461)
       Proceeds from sale of common stock, net                               59,046          28,090
       Proceeds from sale of preferred stock and warrants for common           --        12,889,662
          stock
                                                                       ------------    ------------

Net cash provided by financing activities                                   270,275      12,910,457
                                                                       ------------    ------------

Effect of exchange rate changes on cash                                      13,346          10,594
                                                                       ------------    ------------

Net (decrease) increase in cash and cash equivalents                     (6,412,783)      9,059,371

Beginning cash and cash equivalents                                       8,259,487       7,844,328
                                                                       ------------    ------------

Ending cash and cash equivalents                                       $  1,846,704    $ 16,903,699
                                                                       ============    ============

     See accompanying notes to condensed consolidated financial statements.

                                                                          PAGE 5

                               AT COMM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                Three Months Ended March 31,
                                                                    2001         2000
                                                                 ----------   ----------
Supplemental cash flow information:
       Interest paid                                             $    7,534   $      837
       Income taxes                                                    --          7,450

Noncash investing and financing activities:

       Conversion of preferred stock to common stock                    388        2,000
                                                                 ==========   ==========

       Shares issued on stock option exercise in exchange for
         surrender of common stock                                     --         29,319
                                                                 ==========   ==========


Beneficial conversion rights in connection
    with issuance of preferred stock                             $     --     $5,482,500
                                                                 ==========   ==========


     See accompanying notes to condensed consolidated financial statements.

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 :  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of At Comm Corporation and subsidiaries ("At Comm" or the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated financial position, operating results and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year or in any future period. This quarterly report on Form 10-QSB should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's 2000 Annual Report on Form 10-KSB filed with the SEC.

NOTE 2 :  REVENUE RECOGNITION AND DEFERRED REVENUE

The Company derives its revenue from sales of integrated voice and data communication systems, telephone management systems, call accounting systems and related customer maintenance and support, which is primarily technical support and general upgrades. System sales are generally made through VARs (Value Added Resellers). The Company also provides services through its rate tariff table subscriptions.

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-9, and the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101), which was adopted in the fourth quarter of 2000. The application of SAB No. 101 did not have a material adverse effect on the business, results of operations, or financial condition of At Comm Corporation. SOP 97-2, as amended, specifies that in order to recognize revenue on sales of software systems, evidence of an arrangement must exist, delivery must have occurred, the fee must be fixed or determinable, and collection must be probable. SOP 97-2 also requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Fair value must be specific to the vendor and can generally be established only if an element is sold separately. SAB 101 includes similar revenue recognition as that provided in SOP 97-2.

Revenue related to customer support and rate tariff table subscriptions is deferred and recognized ratably over the period of the agreements. Support and rate tariff table subscriptions entitle a customer to receive future releases and enhancements of the related software products and/or to receive the current local and long distance provider tariff rates for their call accounting systems for the subscription period. At Comm accrues related product return warranty and reserves at the time of sale. A limited warranty is provided on At Comm products for a period of approximately twelve months.

During the quarter ended March 31, 2001, the Company satisfied obligations related to a Telemanagement product upgrade for certain customers. The Company recognized approximately $493,000 in product revenue related to the satisfaction of this upgrade obligation.

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 :  INVENTORIES

Inventories have been stated at the lower of first-in, first-out cost or market. As of March 31, 2001 and December 31, 2000, inventories consist of the following:

                                                        2001           2000
                                                    ------------   ------------

          Purchased parts and components             $1,662,675     $1,637,465
          Work in process                                18,063         15,846
          Finished goods                                522,829        583,092
                                                    ------------   ------------

                                                     $2,203,567     $2,236,403
                                                    ============   ============



NOTE 4:   EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net loss by weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if preferred stock were converted to common stock, outstanding warrants were exercised, and dilutive outstanding stock options were exercised, using the treasury stock method.

In the case of a net loss, it is assumed that no incremental shares would be issued because they would be anti-dilutive. In addition, certain options and warrants are considered anti-dilutive because the options' exercise price is above the average market price per share during the period. Anti-dilutive preferred shares and warrants are not included in the computation of diluted earnings per share.

Excluded from the computation of diluted loss per share for March 31, 2001 are warrants to acquire 59,000 shares of common stock, 1,378,053 shares of preferred stock which are generally convertible to common stock on a one-to-one basis, and 1,052,773 shares associated with outstanding stock options. Excluded from the computation of diluted loss per share for March 31, 2000 are warrants to acquire 40,000 shares of common stock, 2,547,989 shares of preferred stock which are generally convertible to common stock on a one-to-one basis, and 927,182 shares associated with outstanding stock options.

NOTE 5:  COMPREHENSIVE LOSS

Total comprehensive loss was $5,735,509 and $4,084,488 for the three months ended March 31, 2001 and March 31, 2000, respectively. The difference between net loss and comprehensive loss is the result of translation of the operations of the Company's foreign subsidiary, which has a local functional currency.

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SEGMENT AND GEOGRAPHIC REPORTING

The Company has two reporting segments: telephone management products, and the development of a new product line that addresses the combined telecom and datacom markets. The new product line did not generate any significant revenue in 2001 or 2000 (see Note 8). The two segments have been aggregated because their long-term economic characteristics will be similar. The nature of the product, the production process, type of customer, and methods of distribution will also be similar. Additionally, there were no unallocated corporate expenses in 2001 and 2000.

The revenues for At Comm products are as follows:

                                                   Three months ended March 31,
                                                      2001             2000
                                                  ------------     ------------

Telephone management products                      $1,060,252       $  721,593
Service & support                                     496,271          542,941
                                                  ------------     ------------
     Total revenue                                 $1,556,523       $1,264,534
                                                  ============     ============

The Company's assets are primarily located in the United States and are not allocated to any specific segment. The Company does not measure the performance of its segments based on any asset-based metrics; therefore, segment information is not provided for assets.

The Company has not separately reported segment information on a geographic basis, as international sales have not been material for the three months ended March 31, 2001 and 2000.

NOTE 7:   RECENT ACCOUNTING PRONOUNCEMENTS

Recent Financial Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company implemented SFAS No. 133 during its fiscal year 2001. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial statements.


NOTE 8: SUBSEQUENT EVENTS

On April 30, 2001, the Company suspended further development and marketing of its Town Square product line because it was unable to obtain the financing necessary to continue. The suspension resulted in the elimination of 150 positions that affected all locations. The Company expects to incur approximately $100,000 in employee related expenses as a direct result of eliminating these positions.

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has in excess of $4,000,000 of inventory, fixed and other assets that are directly related to its Town Square project. The Company is currently pursuing additional financing. If the Company is unable to raise funds to restart the project, these assets will be liquidated to raise capital. There is no assurance that the Company will be able to sell these assets, and if a buyer(s) is found, such sale would most likely be consummated at a discount to book value.

Included in our accounts receivable balance at March 31, 2001 is approximately $160,000 of balances related to Town Square product sales. The collection of these receivables could be at risk if the Company is unable to resume the Town Square project.

The Company has approximately $2,500,000 of accounts payable and accrued expenses as of March 31, 2001 and is currently in default of payment terms with many of its vendors. There is no assurance that the Company's vendors will be willing to renegotiate payment terms or that it will generate enough funds through continuing operations or the liquidation of assets to satisfy its debt.

The Company has future lease commitments of approximately $5,560,000 through 2007. The Company is currently in default of payment terms at its locations in Burlingame and Manchester. If the Company is unable to raise funds to resume the Town Square project, it will attempt to sublet the majority of the office space currently under lease. There are no assurances that the Company will be able to find tenants to sublease the office space or if current sublease rates would be sufficient to pay the Company's existing commitments.

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

Forward-looking statements can be identified by noting the use of forward-looking terms such as "believes," "expects," "plans," "estimates" and other similar words. Certain risks, uncertainties or assumptions that are difficult to predict may affect such statements. The following risk factors and other cautionary statements could cause our actual operating results to differ materially from those expressed in any forward-looking statement. We caution you to keep in mind the following risk factors and other cautionary statements and to refrain from placing undue reliance on any forward-looking statements, which speak only as of the date of this document.

The following is management's discussion and analysis of certain significant factors which have affected At Comm's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

First Quarter 2001 vs. 2000

Revenue for the three months ended March 31, 2001 was $ 1,556,523, an increase of 23% or $291,989 versus the $ 1,264,534 recorded during the three months ended March 31, 2000. The increase in revenue is primarily attributed to product upgrades and recognition of deferred revenue in the first quarter of 2001. During the quarter ended March 31, 2001, the Company satisfied obligations related to a Telemanagement product upgrade for certain customers. The Company recognized approximately $493,000 in product revenue related to the satisfaction of this upgrade obligation.

Total operating expenses for the three months ended March 31, 2001 were $7,324,106, an increase of 32% or $1,794,607 versus $5,529,499 of operating expenses incurred during the three months ended March 31, 2001. Total product costs as a percentage of revenue increased to 57% in the first quarter of 2001 from 52% in the first quarter in 2000, primarily due to variations in product mix and increased labor costs.

Research and development expenses slightly decreased by 5% or $168,420 to $2,993,364 in the first quarter of 2001 compared to $3,161,784 in the first quarter of 2000.

Marketing and sales increased in the first quarter of 2001 by 82% or $828,773 to $1,839,641 compared to $1,010,868 in the first quarter of 2000. Additionally, general, administrative, and other increased by 131% or $913,940 to $1,611,167 from $697,227. These increases in expenditure are primarily associated with new product business development activities.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Other income decreased by $188,009 from the first quarter of 2000 primarily due to a reduction in income earned on cash equivalent investments of $58,968 in the first quarter of 2001 versus $196,907 earned in the first quarter of 2000. The decrease in cash equivalent investments was due to the liquidation of these assets to pay for expenditures related to new product business development activities.

The Company lost $5,767,583 from operations during the first quarter of 2001 and reported a net loss after taxes of $5,706,216 versus a loss of $4,002,989 from operations and a net loss after taxes of $4,008,004 in the comparable quarter of 2000. The Company attributes this primarily to increased marketing and sales expenses associated with its new product in addition to administrative activities necessary to support this effort.

Liquidity and Capital

As of March 31, 2001, the Company held cash and cash equivalents totaling $1,846,704 and had a working capital of $286,832 versus cash equivalents of $8,259,487 and working capital of $5,924,391 at December 31, 2000. During the three months ended March 31, 2001, capital equipment procurements have totaled $493,887.

As of March 31, 2001, we had an accumulated deficit of approximately $42.0 million. Since 1997, we have financed a significant research and development project primarily through private equity placements. The total amount of equity raised to date through a series of private placements was approximately $41.9 million. Efforts are currently underway to secure new financing to enable us to meet our obligations and execute our business plan. However, there is currently no agreement in place with any source of financing, and there can be no assurance that we will be able to raise additional funds or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to our current shareholders. Lack of additional funds will materially affect us and our business.

On April 30, 2001, we suspended further development and marketing of our Town Square product line, because we have been unable to obtain the financing necessary to continue the project. The suspension resulted in the elimination of 150 positions that affected all locations. The Company expects to incur approximately $100,000 in employee related expenses as a direct result of eliminating these positions.

The Company has in excess of $4,000,000 of inventory, fixed and other assets that are directly related to our Town Square project. If we are unable to raise funds to restart the project, these assets will be liquidated to raise capital. There is no assurance that we will be able to sell these assets and, if a buyer(s) is found, such sales would most likely be consummated at a discount to book value.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Included in our accounts receivable balance at March 31, 2001 is approximately $160,000 of balances related to Town Square product sales. The collection of these receivables could be at risk if we are unable to restart the Town Square project.

As of March 31, 2001, we have approximately $2,500,000 of accounts payable and accrued expenses and are in default of payment terms with many of our vendors. There is no assurance that our vendors will be willing to renegotiate payment terms with us or that we can generate enough funds through the liquidation of assets to satisfy our debt.

We have future lease commitments of approximately $5,560,000 through 2007. We are currently in default of payment terms at our locations in Burlingame and Manchester. If we are unable to raise funds to resume the Town Square project, we will attempt to sublet the majority of the office space currently under lease. There are no assurances that we will be able to find tenants to sublet this office space or if current sublease rates would be sufficient to pay our existing commitments.


Certain Risk Factors Which May Impact Future Operating Results and Market Price of Stock

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and the possible impact of these factors on future consolidated results of operations and the market price of our stock.

The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, which reflect management's best judgment based on factors known, involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Forward-looking information we provide should be evaluated in the context of these factors.

If we do not receive additional funding for our new product line, our business may be adversely affected. In 1997, we began a significant development effort on a new product line, our Town Square Communications System, that addresses the combined telephone and data markets. Although we have received, since 1997, approximately $41.9 million in funding for this development effort, we will require substantial additional funding before the new product line returns a profit. The additional funding would be used for marketing, continued engineering, sales, working capital, and to fund research and development activities.

Additionally, the holders of Series B and Series C Convertible Preferred Stock have certain liquidation preferences. It is likely that as a condition for investing, any new investors may require the Series B and Series C stockholders to either eliminate these preferences or subordinate these preferences to those of the new investors.

On April 30, 2001, the Town Square development was suspended due to significant uncertainties

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

and delays in securing the additional funding needed. The suspension resulted in the elimination of 150 positions that affected all locations. If we are unable to raise additional funds, the Company will liquidate assets to pay debt and consolidate office space to reduce costs. There are no assurances that we will be successful in our efforts in liquidating our assets and reducing costs. Additionally, if we do raise the additional funds, we cannot be certain that the new product line will become profitable. Moreover, the introduction of the new product line may result in a new group of competitors.

We may not be able to pay our vendors if we are unable to raise additional capital. As of March 31, 2001, we have approximately $2,500,000 of accounts payable and accrued expenses and are in default of payment terms with many of our vendors. There is no assurance that our vendors will be willing to renegotiate payment terms with us or that we can generate enough funds through the liquidation of assets to satisfy our debts.

We cannot assure you that a market for our Town Square Communications System product line will develop. Although we believe that our Town Square family of products and services, which combine voice, data, and Internet communications services, will provide our small and medium enterprise and branch office customers with a cost-effective, adaptable solution to their telecommunications needs, we cannot assure you that a market for our equipment and services will develop. Among the factors which may impede market acceptance of our equipment and services are:

     o   pricing competition from our competitors;
     o   quality and reliability of our Town Square hardware and software;
     o   possible advances in technology by our competitors; and
     o consumer awareness of our Town Square Communications System product line as an acceptable, low-cost alternative to traditional voice and data network systems.

Due to suspension of our Town Square project subsequent to quarter end, the market for Town Square may be further reduced if we do not raise additional funds to continue the project. It could also be likely that a market for Town Square may never develop.

Differing sales cycles may cause our operating revenues to fluctuate, which may lower our stock price. Our quarterly revenues are likely to fluctuate significantly in the future due to a number of factors that affect telecommunications management companies, many of which are outside our control. Factors that could affect our revenue include:

     o   variations in the timing of orders and shipments of our products;
     o   variations in the size of the orders for our products;
     o   new product introductions by our competitors; and
     o   delays in introducing new products.

Our stock price may be volatile, and you may not be able to sell the shares at or above the price you paid to purchase them. The trading price of our common stock may be highly volatile and could fluctuate in response to a variety of factors that affect telecommunications management companies, including the following:

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     o   actual or anticipated variations in quarterly operating results;
     o   announcements of technological innovations;
     o   new products or services offered by us or by our competitors;
     o   additions or departures of key personnel;
     o   changes in financial estimates by securities analysts;
     o   conditions or trends in the telecommunications industry;
     o changes in the economic performance and/or market valuations of the telecommunications industry;
     o changes in the economic performance and/or market valuations of other companies in the telecommunications industry;
     o   volatility generally associated with technology stocks; and
     o   other broader market trends unrelated to our operating performance;
     o our ability to raise funding and the effect of the issuance of new securities if we are successful.

In addition, our stock is commonly described as "thinly traded stock" because our average daily trading volume (approximately 6,000 shares) is very low in comparison to other publicly traded companies. The price of a thinly traded stock like ours may fluctuate sharply whenever the volume of trades exceeds the average volume. The dollar amount of the trades that would trigger those fluctuations is low in comparison to the dollar amount that would trigger similar fluctuations in the stock price of companies with a higher average trading volume.

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

Most of our competitors have more resources than we do, which may harm our ability to compete effectively with them. Most of our competitors, as well as many potential competitors, have substantially greater financial, marketing and technology resources than we do. MDR Switchview, ISI-Infortext, and Nortel Networks Corporation are our major competitors in our Xiox Telemanagement Systems product line. Based on industry sources, we believe that both MDR Switchview and ISI-Infortext, which are privately held, have revenues that are at least twice as large as our revenues. Nortel Networks Corporation, a public company, reported 2000 fiscal year revenues of approximately $30 billion. Avaya, Inc, 3Com Corporation, Toshiba Corporation, and Nortel Networks Corporation are our major competitors in our Town Square Communications Systems product line. All four are public companies with reported 2000 fiscal year revenues of approximately $8 billion, $4 billion, $54 billion, and $30 billion, respectively. In each case, we believe our competitors have marketing and technological resources commensurate with their revenues. We cannot be certain that we will be able to compete successfully against either current or potential competitors or that competition will not

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

have a material adverse effect on our business, consolidated results of operations, and financial condition.


If we lose the business of our largest customers, our revenues may decrease and our business may suffer. Two customers accounted for 19% of our revenue during fiscal year 2000, and the same two customers accounted for 23% of our revenue during fiscal year 1999. The loss or serious reduction in business from these customers could have a material adverse effect on our business, consolidated results of operations, and financial condition in future periods. During the quarter, a relationship was terminated with one of our major customers. Revenues are expected to be less in fiscal year 2001 than fiscal year 2000 revenues from this customer.

If we lose our ability to sell our products through our network of value-added resellers (VARs), our revenues may decrease and our business may suffer. We sell our products primarily through our network of authorized VARs. Like other companies that sell products through a network of authorized VARs, our ability to effectively distribute our products depends in part upon the financial and business conditions of our distribution network, which is outside of our control. The loss of or a significant reduction in business with any one of our major VARs could have a material adverse effect on our business, consolidated results of operations, and financial condition.

We may not be able to expand our sales and distribution channels, which would harm our ability to generate revenue. We believe that our future success is dependent upon our ability to continue to expand our sales force and establish successful relationships with a variety of international and domestic carriers, local competitive access carriers, data and voice communication VARs, and selected PC manufacturers. If we are not able to increase our direct sales staff and channel distribution partners, we will not be able to expand our business. We cannot be certain that we will be able to reach agreement with additional channel distribution partners on a timely basis or at all, or that these channel distribution partners will devote adequate resources to marketing, selling and supporting our products. Our inability to generate revenue from our sales offices and channel distribution partners may harm our business, financial condition and results of operations.

Subsequent to quarter end, staff was significantly reduced due to the suspension of the Town Square development. As a result of this reduction in staff, we may not be able to expand our sales and distribution channels as quickly as we had prior to the suspension.

If we do not increase our sales, our revenues may decrease and our business may suffer. Our future success, like the success of other telecommunications companies, will depend on deriving a substantial portion of our revenues from sales of our products to new customers as well as upgrades and support to existing customers. As a result, any factor adversely affecting these sales, including market acceptance, product performance and reliability, reputation, price competition and competing products, as well as general economic and market conditions, could have a material adverse effect on our business, consolidated results of operations, and financial condition.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Subsequent to quarter end, we suspended further development and marketing of our product line, Town Square because we have been unable to obtain the financing necessary to continue the project. The suspension resulted in eliminating 150 positions that affected all locations. Efforts will be concentrated on obtaining funds to resume the Town Square product line, as well as maintain relationships with current customers in our Telemanagement line.

Thus revenues may decrease and our business may suffer due to the effects of a smaller staff, delays related to the suspension, and/or the failure to obtain funds. Additionally, we cannot be assured that we can concentrate on obtaining new customers as well as support our existing customers.

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

If our software products contain errors or defects, our revenues may decrease and our business may suffer. The software products we offer, like many software products, are internally complex and, despite extensive testing and quality control, may contain errors or defects ("bugs"), especially when first introduced. Defects or errors could result in corrective releases to our software products, damage to our reputation, loss of revenues, an increase in product returns, claims for damages, or lack of market acceptance of our products, any of which could have a material and adverse effect on our business, consolidated results of operations, and financial condition.

If we encounter delays or difficulties in developing our products, our revenue may decrease and our business may suffer. Delays or difficulties in the execution of product development may occur within any telecommunications management company, including At Comm. These delays or difficulties may result in the cancellation of planned development projects and could have a material and adverse effect on our business, consolidated results of operations, and financial condition.

Subsequent to quarter end, we suspended further development and marketing of our product line, Town Square because we have been unable to obtain the financing necessary to continue the project. The suspension resulted in eliminating 150 positions that affected all locations. Efforts will be concentrated on obtaining funds to resume the Town Square product line, as well as maintain relationships with current customers in our Telemanagement line. Thus revenues may decrease and our business may suffer due to the effects of a smaller staff, delays related to the suspension, and/or the failure to obtain funds. Additionally, we cannot be assured that we can concentrate on obtaining new customers as well as support our existing customers.

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


Subsequent to quarter end, staff was significantly reduced due to the suspension of the Town Square product line. If we do not receive additional funding to continue the Town Square product line, we may be forced to liquidate inventory. There is no assurance that we will be able to sell our inventory and if a buyer(s) is found, we would most likely have to sell at a significant discount to book value.

                            PART 11-OTHER INFORMATION

                               AT COMM CORPORATION





ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

We have future lease commitments of approximately $5,560,000 through 2007. We are currently in default of payment terms at our locations in Burlingame and Manchester. If we are unable to raise funds to resume the Town Square project, we will attempt to sublet the majority of the office space currently under lease. There are no assurances that we will be able to find tenants to sublet this office space or if current sublease rates would be sufficient to pay our existing commitments.


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

                                   AT COMM CORPORATION



                                   Registrant


Date: May 15, 2001
                             /s/ William H. Welling
                                 -----------------------------------------
                                 William H. Welling, Chairman/CEO
                                 (Duly Authorized Officer)



Date: May 15, 2001           /s/ Melanie D. Johnson
                                 -----------------------------------------
                                 Melanie D. Johnson, VP Finance/CFO/Secretary
                                 (Duly Authorized Officer)