Form 10QSB
period 2001-06-30
AT COMM CORP
filed 2001-08-20
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 F O R M 10-QSB

     (Mark One)
        (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the quarterly period June 30, 2001 ;

                                       or

        ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________

                            Commission file #0-15797

                               AT COMM CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                                 95-3824750
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

2041 Pioneer Court, Suite 204
San Mateo, California                                                      94403
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:                                        (650) 375-8188
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

Issuer's number of common shares
outstanding at July 31, 2001                                    5,724,212 shares
--------------------------------------------------------------------------------

                               AT COMM CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I    Financial Information

         Item 1.

               Condensed Consolidated Balance Sheets  (unaudited)
                  June 30, 2001 and December 31, 2000                          3

               Condensed Consolidated Statements of Operations (unaudited)
                  Six Months ended June 30, 2001 and June 30, 2000             4

               Condensed Consolidated Statements of Cash Flows (unaudited)
                  Six Months ended June 30, 2001 and June 30, 2000           5-6

               Notes to Condensed Consolidated Financial Statements         7-11

         Item 2.

               Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            12-19

PART II    Other Information

         Item 3.

               Defaults upon Senior Securities                                20

         Item 6.

               Exhibits and Reports on Form 8-K                               20

               Signatures                                                     21

                                                         AT COMM CORPORATION
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (unaudited)

                                                                                                     June 30,          December 31,
                                                                                                       2001                2000
                                                                                                   ------------        ------------
Assets
Current assets:
     Cash & cash equivalents                                                                       $    186,789        $  8,259,487
     Accounts receivable, net of allowance for doubtful accounts of $376,840
       and $184,369 as of June 30, 2001 and December 31, 2000, respectively                             492,430           1,706,308
     Inventories                                                                                        678,963           2,236,403
     Prepaid expenses and other assets                                                                  226,473             534,532
                                                                                                   ------------        ------------

          Total current assets                                                                        1,584,655          12,736,730
Property, equipment and software, net                                                                 1,013,056           4,794,137
Deposits & other assets                                                                                   2,000             283,025
                                                                                                   ------------        ------------

                                     Total Assets                                                  $  2,599,711        $ 17,813,892
                                                                                                   ============        ============

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:

     Accounts payable                                                                              $  1,964,243        $     47,834
     Accrued expenses                                                                                 2,081,853           4,248,363
     Restructuring related accruals                                                                   1,215,956                --
     Accrued compensation                                                                                40,935             984,278
     Purchase deposits                                                                                    4,308               4,308
     Deferred revenue                                                                                 1,156,649           1,510,615
     Notes Payable                                                                                       48,593                --
     Capital lease                                                                                       16,292              16,941
                                                                                                   ------------        ------------
          Total current liabilities                                                                   6,528,829           6,812,339
Notes Payable                                                                                           157,129                --
Capital lease - net of current portion                                                                    9,945               7,622
                                                                                                   ------------        ------------

                    Total Liabilities                                                                 6,695,903           6,819,961
                                                                                                   ------------        ------------

Minority interest                                                                                        69,258              78,337
Stockholders' equity (deficit)
  Convertible preferred stock, $0.01 par value; 10,000,000 shares authorized;
     1,128,053 and 1,416,803 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively; aggregate liquidation preference of
     $19,753,295 and $25,334,545 as of June 30, 2001 and December 31, 2000,
     respectively                                                                                        11,281              14,168
  Common stock, $.01 par, 50,000,000 shares authorized, 5,724,212 and 5,420,659 shares issued and outstanding as of June 30, 2001 and December 31, 2000
     respectively                                                                                        57,242              54,206
   Additional paid-in capital                                                                        47,535,193          47,554,336
   Deferred stock-based compensation                                                                       --              (107,513)
   Accumulated other comprehensive loss                                                                (373,929)           (292,899)
   Accumulated deficit                                                                              (51,395,237)        (36,306,704)
                                                                                                   ------------        ------------
          Total stockholders' equity (deficit)                                                       (4,165,450)         10,915,594
                                                                                                   ------------        ------------
 Total Liabilities and Stockholder's (Deficit)                                                     $  2,599,711        $ 17,813,892
                                                                                                   ============        ============

                               See accompanying notes to condensed consolidated financial statements.

                                                                                                                              PAGE 3

                                                         AT COMM CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)

                                                                Three months ended June 30,             Six months ended June 30,
                                                                2001                2000               2001                 2000
                                                           ------------        ------------        ------------        ------------
Revenues                                                   $    984,008           1,221,616           2,540,531           2,486,150
                                                           ------------        ------------        ------------        ------------
Product costs                                                 2,836,174             584,216           3,716,108           1,243,835
Research and development                                      1,322,048           3,426,905           4,315,412           6,588,689
Marketing and sales                                             583,437           1,336,308           2,423,078           2,128,284
General, administrative and other                               947,378           1,221,663           2,558,545           2,137,782
Restructuring & asset impairment
  charges                                                     4,641,441                --             4,641,441                --
                                                           ------------        ------------        ------------        ------------

                                                             10,330,478           6,569,092          17,654,584          12,098,590
                                                           ------------        ------------        ------------        ------------
Loss  from operations                                        (9,346,470)         (5,347,476)        (15,114,053)         (9,612,440)

Other income (expense), net                                     (27,445)            220,142              46,522             482,117
                                                           ------------        ------------        ------------        ------------

       Loss before income taxes                              (9,373,915)         (5,127,334)        (15,067,531)         (9,130,323)

Income taxes                                                      8,400               5,015              21,000              10,030
                                                           ------------        ------------        ------------        ------------
       Net loss                                              (9,382,315)         (5,132,349)        (15,088,531)         (9,140,353)

Preferred stock beneficial conversion
   rights                                                          --                  --                  --             5,482,500
                                                           ------------        ------------        ------------        ------------

Net loss applicable to common
  stockholders                                             $ (9,382,315)         (5,132,349)        (15,088,531)        (14,622,853)
                                                           ============        ============        ============        ============

Per Share Information:

Basic and diluted loss per share                           $      (1.70)              (1.15)              (2.75)              (3.66)
                                                           ============        ============        ============        ============

Number of shares used in the basic and diluted
    per share computation                                     5,530,397           4,453,344           5,492,223           3,998,027
                                                           ============        ============        ============        ============

                               See accompanying notes to condensed consolidated financial statements.

                                                                                                                              PAGE 4

                                                         AT COMM CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)

                                                                                                     Six Months Ended June 30,
                                                                                                    2001                   2000
                                                                                                ------------           ------------
Cash flows from operating activities:
Net loss                                                                                        $(15,088,531)            (9,140,353)

Adjustments to reconcile net loss to net
Cash used in operations
       Depreciation                                                                                  745,748                299,235
       Inventory write-off                                                                         2,179,978                   --
       Amortization of stock-based compensation                                                       29,474                116,522
       Minority interest in net loss                                                                  (9,079)                (9,415)
       Foreign currency translation adjustments                                                      (81,030)               (74,481)
       Fixed assets impairments                                                                    3,756,908                   --

       Change in operating assets and liabilities:

            Accounts receivable                                                                    1,213,878                419,213
            Notes receivables                                                                           --                   (2,104)
            Inventories                                                                             (622,538)              (712,333)
            Prepaid expenses,  deposits and other assets                                             589,084               (185,369)
            Accounts payable and accrued expenses                                                     22,512              2,618,277
            Purchase deposits                                                                           --                   (7,224)
            Deferred revenue                                                                        (383,966)                31,878
                                                                                                ------------           ------------

Net cash used in operations                                                                       (7,672,427)            (6,646,154)
                                                                                                ------------           ------------

Cash flows from investing activities-
        acquisition of property, equipment and purchased software                                   (666,712)            (2,400,857)
Cash from financing activities:
       Repayment of capital lease obligation                                                          1,674                  (6,127)
       Proceeds from borrowings                                                                      205,722                 (3,445)
       Proceeds from sale of common stock                                                             59,045                234,065
       Proceeds from sale of preferred stock and warrants for
         common stock                                                                                   --               12,868,217
                                                                                                ------------           ------------

Net cash provided by financing activities                                                            266,441             13,092,710
                                                                                                ------------           ------------

Net increase (decrease) in cash & cash equivalents                                                (8,072,698)             4,045,699

Beginning cash and cash equivalents                                                                8,259,487              7,844,328
                                                                                                ------------           ------------

Ending cash and cash equivalents                                                                $    186,789             11,890,027
                                                                                                ============           ============

                               See accompanying notes to condensed consolidated financial statements.

                                                                                                                              PAGE 5

                               AT COMM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       Six Months Ended June 30,
                                                         2001         2000
                                                      ----------   ----------
Supplemental cash flow information:
       Interest paid                                  $    8,371   $    1,674
       Income taxes                                        5,175       16,950

Noncash investing and financing activities

Shares issued in exchange for warrants                       --            50
                                                      ==========   ==========

Shares issued on stock option exercise in
       exchange for surrender of common stock                --        29,319
                                                      ==========   ==========

Conversion of preferred stock to common stock              2,888       19,315
                                                      ==========   ==========

Deferred compensation additions                              --       208,067
                                                      ==========   ==========

Beneficial conversion rights in connection
    with issuance of preferred stock                  $      --    $5,482,500
                                                      ==========   ==========


     See accompanying notes to condensed consolidated financial statements.

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1:  BASIS OF PRESENTATION

The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 2000.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, to the financial statements, the Company has been unable to obtain the funding necessary to complete development and marketing of its new product line, Town Square. The Company has suspended the Town Square project and has restructured its operation to focus on its telemanagement software business. As of June 30, 2001, the Company has a net working capital deficit of $4.9 million, and a net stockholders' deficit of $4.1 million that raised substantial doubt about its ability to continue as a going concern. On August 15, 2001, management of the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of
California, San Francisco Division (see Note 9). The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty or the bankruptcy petition.

Subsequent to the bankruptcy filing, the Company will present its financial information in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code".

NOTE 2:  REVENUE RECOGNITION AND DEFERRED REVENUE

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

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition", as amended by SOP 98-9 and the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SOP 97-2, as amended, specifies that in order to recognize revenue on sales of software systems, evidence of an arrangement must exist, delivery must have occurred, the fee must be fixed or determinable, and collection must be probable. SOP 97-2 also requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


fair values of the elements. Fair value must be specific to the vendor and can generally be established only if an element is sold separately. SAB 101 includes revenue recognition criteria similar to SOP 97-2.

The Company's revenue from system sales is generally recognized when evidence of the arrangement exists, delivery has occurred, the fee is fixed or determinable, and collection is probable. At Comm accrues related product return reserves and warranty at the time of sale. A limited warranty is provided on At Comm products for a period of approximately twelve months.

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

NOTE 3:  INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. As of June 30, 2001 and December 31, 2000, inventories consist of the following:

                                                       2001              2000
                                                    ----------        ----------
Purchased parts and components                      $  378,063        $1,637,465
Work in process                                         31,144            15,846
Finished goods                                         269,756           583,092
                                                    ----------        ----------
                                                    $  678,963        $2,236,403
                                                    ==========        ==========

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

Excluded from the computation of diluted loss per share for June 30, 2001 are warrants to acquire 59,000 shares of common stock, 1,128,053 shares of preferred stock which are generally convertible to common stock on a one-to-one basis, and 515,216 shares associated with outstanding stock options. Excluded from the computation of diluted loss per share for June 30, 2000 are warrants to acquire 34,000 shares of common stock, 816,500 shares of preferred stock

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


which are generally convertible to common stock on a one-to-one basis, and 985,181 shares associated with outstanding stock options.

NOTE 5:  COMPREHENSIVE LOSS

Total comprehensive loss was $9,434,052 and $5,149,990 for the three months ended June 30, 2001 and June 30, 2000, respectively. For the six months ended June 30, 2001 and June 30, 2000 the total comprehensive loss was $15,169,561 and $9,234,478. The difference between net loss and comprehensive loss is the result of translation of the operations of the Company's foreign subsidiary, which has a local functional currency.

NOTE 6: SEGMENT AND GEOGRAPHIC REPORTING

The Company had two reporting segments: telephone management products, and the development of a new product line that addresses the combined telecom and datacom markets. Development of the new product line was suspended during the second quarter of 2001 and did not generate any significant revenue in 2001 or 2000. The two segments were aggregated because of similarities in their long-term economic characteristics, the nature of the product, the production process, type of customer, and methods of distribution. Additionally, there were no unallocated corporate expenses in 2001 and 2000.

The revenues for At Comm products are as follows:

                                  Three months ended         Six months ended
                                       June 30,                  June 30,
                                  2001         2000         2001         2000
                                ---------    ---------    ---------    ---------
Telephone management
     products                     393,603      678,357    1,714,854    1,399,950
Service & support                 590,405      543,259      825,677    1,086,200
                                ---------    ---------    ---------    ---------
     Total revenue                984,008    1,221,616    2,540,531    2,486,150
                                =========    =========    =========    =========

The Company's assets are primarily located in the United States and are not allocated to any specific segment. The Company does not measure the performance of its segments based on any asset-based metrics; therefore, segment information is not provided for assets.

The Company has not separately reported segment information on a geographic basis, as international sales have not been material for the three and six months ending June 30, 2001 and June 30, 2000.

NOTE 7:   NEW ACCOUNTING PRONOUNCEMENTS

Recent Financial Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


combinations completed after June 30, 2001. SFAS No. 141 also specifies conditions intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 specifies that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt the provisions of SFAS No. 141 for any future business combination. SFAS No. 142 is effective for the Company on January 1, 2002, and its adoption is not expected to have a significant impact on the Company's financial condition or results of operations until such time when significant goodwill or intangible assets are recorded by the Company.

NOTE 8: RESTRUCTURING & DELISTING

On April 30, 2001, the Company suspended development and marketing of its new product line, Town Square, because it was unable to obtain the financing necessary to continue. Although the Company will continue to pursue funding to resume the project, it was necessary to consider other extraordinary measures to preserve corporate assets. As a result, the Company announced plans to refocus efforts entirely on its telemanagement software business and also took steps to restructure its operations towards this effort. These plans included reducing discretionary spending, capital expenditures and workforce. The Company has eliminated approximately 150 positions that affected all locations and all departments and recorded total restructuring costs at $4,641,441. Total restructuring accruals were approximately $1,216,000 in restructuring accruals during the quarter ended June 30, 2001. The accruals are related to the termination of leases and related office closure costs in the amount of $1,076,000 and approximately $140,000 in employee termination and severance charges.

In addition, the Company recorded approximately $3,757,000 in asset impairment charges related to the write-off of property and equipment of Town Square projects. Additional writeoffs related to Town Square were approximately $2,180,000 in inventory included in product costs and approximately $120,000 in accounts receivable included in general and administrative costs.

The Company continues to develop and implement their restructuring plans. Any future adjustments to these accruals will be included in operating expenses in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Estimates of the costs to complete their restructuring plans are preliminary, and adjustments to the estimates are expected.

On June 27, 2001, the Company's stock was delisted due to non-payment of required Nasdaq funds. As a result, an investor would likely find the stock significantly more difficult to sell.

                               AT COMM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9: SUBSEQUENT EVENTS

On August 15, 2001 the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division. Under Chapter 11, the Company retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. In addition, certain claims against the Company in existence prior to the filing of the petition for relief are stayed. The Bankruptcy Code provides for the formation of a creditors' committee. The Company has plans to form a creditors' committee and, in accordance with the provisions of the Bankruptcy Code, creditors will have the right to be heard on all matters that come before the Bankruptcy Court. The Company has approximately $1.6 million in total current assets and $6.7 million in total liabilities as of June 30, 2001, however, there is no assurance that other claims will not arise resulting from any vendor disputes or from a determination by the court. The Company expects that there will be additional claims. As such, the Company has not finalized its restructuring plans as of June 30, 2001, and any costs to complete its restructuring plans are preliminary and adjustments to those estimates are expected.

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

         You can identify such forward-looking statements by noting the use of forward-looking terms such as "believes," "expects," "plans," "estimates" and other similar words. Certain risks, uncertainties or assumptions that are difficult to predict may affect such statements. The risk factors set below and other cautionary statements could cause our actual operating results to differ materially from those expressed in any forward-looking statement. We caution you to keep in mind the following risk factors and other cautionary statements and to refrain from placing undue reliance on any forward-looking statements, which speak only as of the date of this document.

The following is management's discussion and analysis of certain significant factors which have affected At Comm's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Results of Operations

On April 30, 2001, the Company suspended development and marketing of its new product line, Town Square, because it was unable to obtain the financing necessary to continue. Although the Company will continue to pursue funding to resume the project, it was necessary to consider other extraordinary measures to preserve corporate assets. As a result, the Company announced plans to refocus efforts entirely on its telemanagement software business and also took steps to restructure its operations towards this effort. These plans included reducing discretionary spending, capital expenditures and workforce. The Company has eliminated approximately 150 positions that affected all locations and all departments and recorded total restructuring costs at $4,641,441. Total restructuring accruals were approximately $1,216,000 in restructuring accruals during the quarter ended June 30, 2001. The accruals are related to the termination of leases and related office closure costs in the amount of $1,076,000 and approximately $140,000 in employee termination and severance charges.

Second Quarter 2001 vs. 2000

Revenue for the three months ended June 30, 2001 was $ 984,008, a decrease of 19% or $237,608 versus the $ 1,221,616 recorded during the three months ended June 30, 2000. The decrease in revenue is attributed to a lower demand for telephone management products in the first quarter of 2001.

Total operating expenses for the three months ended June 30, 2001 were $10,330,478, an increase of 57% or $3,761,386 versus $6,569,092 of operating expenses incurred during the three months ended June 30, 2000. The increase is primarily due to $4,641,441 in total restructuring costs and $2,179,978 in inventory write-offs related to the restructuring.

Total product costs as a percentage of revenue increased to 385% in the second quarter of 2001 from 48% in the second quarter in 2000 primarily due to the increase in inventory write offs in the amount of approximately $2,180,000 related to the suspension of the Town Square product.

Research and development expenses decreased by 61% or $2,104,857 to $1,322,048 in the second quarter of 2001 compared to $3,426,905 in the second quarter of 2000. Marketing and sales decreased in the second quarter of 2001 by 56% or $752,871 to $583,437 compared to

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


$1,336,308 in the second quarter of 2000. Additionally, general, administrative, and other decreased by 22% or $274,285 to $947,378 from $1,221,663. The Company attributes its decrease in expenses to the suspension of its new product, and to the decrease in administrative, research and development, and marketing and sales activities necessary to support it.

Other income decreased by $247,587 from the second quarter of 2001 primarily due to a reduction in income earned on cash equivalent investments of $300 in the second quarter of 2001 versus $220,142 earned in the second quarter of 2000.

The Company lost $9,346,470 from operations during the second quarter of 2001 and reported a net loss after taxes of $9,382,315 versus a loss of $5,347,476 from operations and a net loss after taxes of $5,132,349 in the comparable quarter of 2000. The Company attributes this increase in loss primarily to restructuring costs.

Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000

Revenue for the six months ended June 30, 2001 was $2,540,531, an increase of 2% versus the $2,486,150 recorded during the six months ended June 30, 2000. The $54,381 increase in revenue is attributable to higher demand for software products in the first half of 2001 versus the first half of 2000.

Total  operating   expenses  for  the  six  months  ended  June  30,  2000  were
$17,654,584,  an  increase  of 46%  or  $5,555,994  versus  the  $12,098,590  of operating expenses incurred during the six months ended June 30, 1999. Total product costs as a percentage of revenue increased to 146% in the first half of 2001 from 50% in the first half in 2000, primarily due to the increase in inventory write offs in the amount of approximately $2,180,000 related to the suspension of the Town Square product.

Research and development expenses decreased by 35% or $2,273,277 to $4,315,412 in the first half of 2001 compared to $6,588,689 in the first half of 2000 due to decreased investment in new product development. Marketing, sales expenses in the first half of 2001 increased by 14% or $294,794 to $2,423,078 compared to $2,128,284 in the first half of 2000. Additionally, general, administrative, and other increased by 20% or $420,763 to $2,558,545 from $2,137,782. The Company attributes its increase in these expenses to not curtailing the suspension of its new product, and to the decrease in activities necessary to support it, until April 30, 2001.

Other income decreased by $435,595 from the first half of 2001 primarily due to income earned on cash equivalent investments of only $58,673 in the first six months of 2000 versus $417,282 earned in the first six months of 2000.

Liquidity and Capital

On April 30, 2001, the Company suspended development and marketing of its new product line, Town Square, because it was unable to obtain the financing necessary to continue. The Company will continue to pursue funding to resume the project, however, there is currently no

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


agreement in place with any source of financing, and there can be no assurance that the Company will be able to raise additional funds or that such funds will be available on acceptable terms.

The Company announced plans to refocus efforts entirely on its telemanagement software business and took steps to restructure its operations towards this effort. Although these plans included reducing discretionary spending, capital expenditures and workforce, the Company cannot be assured that it will continue as a going concern.

The Company has eliminated approximately 150 positions that affected all locations and recorded approximately $1,216,000 in restructuring accruals during the quarter ended June 30, 2001. The accruals are primarily related to the termination of leases, related office closure costs and employee termination and severance charges.

The Company also recorded approximately $3,757,000 in asset impairment charges related to the write-off of property and equipment of Town Square projects. Additional write offs related to Town Square were approximately $2,180,000 in inventory included in product costs and approximately $120,000 in accounts receivable included in general and administrative costs.

As of June 30, 2001, the Company held cash and cash equivalents totaling $186,789 and had a negative working capital of ($4,944,174) versus cash equivalents of $8,259,487 and a positive working capital of $5,924,391 at December 31, 2000 due to lack of funding. Current liabilities of the Company, totaling $6.5 million exceeded its current assets, totaling $1.6 million. During the six months ended June 30, 2001, capital equipment procurements have totaled $667,000 compared to capital equipment procurements of $2,400,857. The decrease in these procurements is a result of the suspension of Town Square.

On August 15, 2001 the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division. Under Chapter 11, the Company retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. In addition, certain claims against the Company in existence prior to the filing of the petition for relief are stayed. The Bankruptcy Code provides for the formation of a creditors' committee. The Company has plans to form a creditors' committee and, in accordance with the provisions of the Bankruptcy Code, creditors will have the right to be heard on all matters that come before the Bankruptcy Court. The Company has approximately $4,046,000 of accounts payable and accrued expenses as of June 30, 2001, however, there is no assurance that other claims will not arise resulting from any vendor disputes or from a determination by the court. The Company expects that there will be additional claims. As such, the Company has not finalized its restructuring plans as of June 30, 2001, and any costs to complete its restructuring plans are preliminary and adjustments to those estimates are expected.

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

Our revenues are declining and may be substantially lower in 2001 as we change our business model.

On April 30, 2001, we announced plans to refocus efforts entirely on our telemanagement software business and took steps to restructure our operations towards this effort. Although these plans included reducing discretionary spending, capital expenditures and workforce, we cannot be assured that we will survive as a going concern.

Additionally, there can be no assurance that we will generate substantial revenues under our new business model and our revenues may decline in the current fiscal year in comparison to our revenues in preceding fiscal years.

Due to lack of funding, lack of staff and general economic declines, we may not adequately adjust our operating expense to reflect the reduction in revenue and cash.

As we change our business model, we must reduce our operating expenses relative to the possible declines in revenue and reduction in cash. We anticipate that these expenses will continue to exceed our revenues for at least fiscal year 2001 and possibly thereafter. As a result, we expect our operating expenses, as well as planned capital expenditures, to continue to constitute a material use of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines and ongoing activities.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


On August 15, 2001 the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division. Under Chapter 11, the Company retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. However, the Chapter 11 process is complex and we cannot be assured of a positive result. The potential remains that our efforts to reorganize under Chapter 11 may ultimately be unsuccessful, resulting in a liquidation of our assets.

Although under Chapter 11, claims in existence prior to the filing of the petition for relief are stayed, we cannot be assured that there are no other pending claims. Although we have plans to form a creditors' committee in accordance with the provisions of the Bankruptcy Code, creditors will have the right to be heard on all matters that come before the Bankruptcy Court. We have approximately $1.6 million in total current assets and $6.7 million in total liabilities as of June 30, 2001. There is no assurance that other claims will not arise resulting from any vendor disputes or from the determination by the court. We expect that there will be additional claims. As such , we have not finalized our restructuring plans as of June 30, 2001, and any costs to complete our restructuring plans are preliminary and adjustments to those estimates are expected.

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

Due to suspension of our Town Square project prior to quarter end, the market for Town Square may be further reduced if we do not raise additional funds to continue the project.

Differing sales cycles may cause our operating revenues to fluctuate, which may lower our stock price. Our quarterly revenues are likely to fluctuate significantly in the future due to a number of factors that affect telecommunications management companies, many of which are beyond our control. Factors that could affect our revenue include:

         o variations in the timing of orders and shipments of our products;

         o general economic declines and confidence in stock prices in general;

         o        variations in the size of the orders for our products;

         o changes to our corporate structure or operations resulting from the Chapter 11 process;

         o        new product introductions by our competitors;

         o        and delays in introducing new products.

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

If we do not keep pace with rapid technological change, we may not be able to produce new products and remain competitive. The software industry is characterized by rapid technological change, as well as changes in customer requirements and preferences. In order to remain competitive in this industry, we must quickly respond to such changes, including the enhancement and upgrading of existing products and the introduction of new products. Although there are plans to refocus our business to telemangement products, it cannot be assured that we will be able to produce a competitive product.

We believe that our future results will depend largely upon our ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancements, reputation, and training.

Most of our competitors have more resources than we do, which may harm our ability to compete effectively with them. Most of our competitors, as well as many potential competitors, have substantially greater financial, marketing and technology resources than we do. MDR Switchview, ISI-Infortext, and Nortel Networks Corporation are our major competitors in our Xiox Telemanagement Systems product line. Based on industry sources, we believe that both MDR Switchview and ISI-Infortext, which are privately held, have revenues that are at least twice as large as our revenues. Nortel Networks Corporation, a public company, reported 2000 fiscal year revenues of approximately $30 billion. Avaya, Inc, 3Com Corporation, Toshiba Corporation, and Nortel Networks Corporation are our major competitors in our Town Square Communications Systems product line. All four are public companies with reported 2000 fiscal year revenues of approximately $8 billion, $4 billion, $54 billion, and $30 billion, respectively. In each case, we believe our competitors have marketing and technological resources commensurate with their revenues. Our

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


customers may hold negative perceptions of the Chapter 11 process and choose to utilize products from providers perceived to be more solvent or better positioned financially. We cannot be certain that we will be able to compete successfully against either current or potential competitors or that competition will not have a material adverse effect on our business, consolidated results of operations, and financial condition.

If we lose the business of our largest customers, our revenues may decrease and our business may suffer. Two customers accounted for 19% of our revenue during 2000, and the same two customers accounted for 23% of our revenue during fiscal year 1999. The loss or serious reduction in business from these customers could have a material adverse effect on our business, consolidated results of operations, and financial condition in future periods. During the six months ended, a relationship was terminated with one of our major customers. Revenues are expected to be less in fiscal year 2001 than revenues from this customer.

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

We may not be able to expand our sales and distribution channels, which would harm our ability to generate revenue. We believe that our future success is dependent upon our ability to continue to expand our sales force and establish successful relationships with a variety of international and domestic carriers, local competitive access carriers, data and voice communication VARs, and selected PC manufacturers. If we are not able to increase our direct sales staff and channel distribution partners, we will not be able to expand our business. We cannot be certain that we will be able to reach agreement with additional channel distribution partners on a timely basis or at all, or that these channel distribution partners will devote adequate resources to marketing, selling and supporting our products. The Chapter 11 process may affect our ability to enter into new arrangements or expand existing arrangements with channel distribution partners. Our inability to generate revenue from our sales offices and channel distribution partners may harm our business, financial condition and results of operations.

During quarter end, staff was significantly reduced due to the suspension of the Town Square development. As a result of this reduction in staff, we may not be able to expand our sales and distribution channels as quickly as we had prior to the suspension.

If we do not increase our sales, our revenues may decrease and our business may suffer. Our future success, like the success of other telecommunications companies, will depend on deriving a substantial portion of our revenues from sales of our products to new customers as well as upgrades and support to existing customers. As a result, any factor adversely affecting these sales, including market acceptance, product performance and reliability, reputation, price competition and competing products, as well as general economic and market conditions and our potentially limited ability to provide flexible terms or financing to new or existing customers due to the Chapter 11 process, could have a material adverse effect on our business, consolidated results of operations, and financial condition.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Our ability to develop and market our products is dependent on our relationship with our suppliers and vendors. Due to the Chapter 11 process, we may have limited flexibility in the terms we can accept from our suppliers and vendors. Our suppliers and vendors may choose to no longer conduct business with us, or may require us to conduct business on terms unacceptable to us. Any such change in terms, or loss of a supplier or vendor without adequate replacement, could have a material adverse effect on our business, consolidated results of operations, and financial condition.

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

During quarter end, staff was significantly reduced due to the suspension of the Town Square development. As a result of this reduction in staff, we may not be able to continue to move our inventory as quickly as we had prior to the suspension.

                            PART 11-OTHER INFORMATION

                               AT COMM CORPORATION


ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

We have future lease commitments through 2007 and have currently accrued approximately $965K related to the Burlingame and Manchester lease. We are currently in default of payment terms at these locations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

On June 26, 2001 the Company reported that as of the opening of business on June 27, 2001, the Company's stock would be delisted from quotation on the Nasdaq Stock Market due to non-payment of required Nasdaq fees. It's shares will be eligible to be traded on the OTC Bulletin Board(R).

********************************************************************************


                               AT COMM CORPORATION

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.


                                           AT COMM CORPORATION


                                           Registrant

Date: August 20, 2001                      /s/ William H. Welling
                                           -------------------------------------
                                           William H. Welling, Chairman/CEO
                                           (Duly Authorized Officer)