Form 10QSB/A
period 2001-06-30
AT COMM CORP
filed 2001-10-18
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

                                       or

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
OF 1934 For the transition period from                to
                                       --------------    --------------

                               Commission file number   0-15797
                                                        ------------------------


                               AT COMM CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



Delaware                                                             95-3824750
---------------------------                     -------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

2041 Pioneer Court, Suite 204, San Mateo, CA  94403-1786
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

(650) 375-8188
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

5,724,212 shares as of July 31, 2001
-----------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [  ] No [X]

On August 20, 2001, At Comm Corporation, a Delaware corporation ("At Comm"), filed a Quarterly Report on Form 10-QSB for the quarterly period ending June 30, 2001.

This Form 10-QSB/A is filed for the purposes described below:

1) To correct two input errors on the Condensed Consolidated Statements of Cash Flows. "Prepaid expenses, deposits and other assets" should be changed from $589,084 to $534,213 and "Deferred revenue" should be changed from ($383,966) to ($353,966).

2) To mention the activities of the Annual Meeting held on May 14, 2001.

3)  To  identify  under  the  proper  item  number   information   disclosed  in
Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1.

                                                                      Six Months Ended June 30,
                                                                        2001            2000
                                                                    ------------    ------------
Cash flows from operating activities:
Net loss                                                            $(15,088,533)     (9,140,353)
Adjustments to reconcile net loss to net
Cash used in operations
       Depreciation                                                      745,756         299,235
        Inventory write-off                                            2,179,978            --
       Amortization of stock-based compensation                           29,474         116,522
       Minority interest in net loss                                      (9,079)         (9,415)
       Foreign currency translation adjustments                          (81,030)        (74,481)
       Fixed assets impairments                                        3,756,908            --

       Change in operating assets and liabilities:
            Accounts receivable                                        1,213,878         419,213
            Notes receivables                                               --            (2,104)
            Inventories                                                 (622,538)       (712,333)
            Prepaid expenses,  deposits and other assets                 534,213        (185,369)
            Accounts payable and accrued expenses                         22,512       2,618,277
            Purchase deposits                                               --            (7,224)
            Deferred revenue                                            (353,966)         31,878
                                                                    ------------    ------------
Net cash used in operations                                           (7,672,427)     (6,646,154)
                                                                    ------------    ------------
Cash flows from investing activities-
       acquisition of property, equipment and purchased software        (666,712)     (2,400,857)
Cash from financing activities:
       Repayment of capital lease obligation                               1,674          (6,127)
       Proceeds from borrowings                                          205,722          (3,445)
       Proceeds from sale of common stock                                 59,045         234,065
       Proceeds from sale of preferred stock and warrants for
       common stock                                                         --        12,868,217
                                                                    ------------    ------------
Net cash provided by financing activities                                266,441      13,092,710
                                                                    ------------    ------------
Net increase (decrease) in cash & cash equivalents                    (8,072,698)      4,045,699
Beginning cash and cash equivalents                                    8,259,487       7,844,328
                                                                    ------------    ------------
Ending cash and cash equivalents                                    $    186,789      11,890,027
                                                                    ============    ============


                                                                      Six Months Ended June 30,
                                                                        2001            2000
                                                                    ------------    ------------
Supplemental cash flow information:
       Interest paid                                                $      8,371    $      1,674
       Income taxes                                                        5,175          16,950
Noncash investing and financing activities
Shares issued in exchange for warrants                                      --                50
                                                                    ============    ============
Shares issued on stock option exercise in
       exchange for surrender of common stock                               --            29,319
                                                                    ============    ============
Conversion of preferred stock to common stock                              2,888          19,315
                                                                    ============    ============
Deferred compensation additions                                             --           208,067
                                                                    ============    ============
Beneficial conversion rights in connection
    with issuance of preferred stock                                $       --      $  5,482,500
                                                                    ============    ============

ITEM 4. SUBMISSION OF MATTERS TO A VOTE ON SECURITY HOLDERS

The following matters were submitted to the stockholders at @Comm's Annual Meeting of Stockholders held on May 14, 2001. Proposals 1 and 2 were voted by all stockholders.

1. The election of five directors of the Company to serve for the ensuing year and until their successors are elected and qualified. The following is a summary of the nominees and voting results:

                                     VOTES FOR             VOTES WITHHELD

     William H. Welling              4,543,585                22,200

     Mark A. Parrish, Jr.            4,543,885                21,900

     Robert K. McAfee                4,543,885                21,900

     Bernard T. Marren               4,543,885                21,900

     Atam Lalchandani                4,543,885                21,900



2. The ratification of the selection of KPMG LLP as independent auditors for the Company for the fiscal year ending December 31, 2001. Results of the voting included 4,565,515 shares for and 270 shares abstained.


 ITEM 5.  OTHER INFORMATION.

         As stated above in Management's Discussion and Analysis of Financial Condition and Results of Operations, on August 15, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AT COMM CORPORATION
                                       -----------------------------------------
                                       (Registrant)


Date: October 17, 2001
                                       /s/ William H. Welling
                                       -----------------------------------------
                                       William H. Welling, Chairman and Chief
                                       Executive Officer