Form 10-Q
period 2001-09-30
AT COMM CORP
filed 2001-11-14
CIK 782995

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

                (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001;

                                       or

               ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

                            Commission file #0-15797
                                            --------

                               AT COMM CORPORATION
                -------------------------------------------------
                   (Debtor-in-Possession as of August 15,2001)
        (Exact name of small business issuer as specified in its charter)



            Delaware                                      95-3824750
--------------------------------                --------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No)
incorporation or organization)

 2041 Pioneer Court, Suite 204
    San Mateo , California                                  94403
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:                             (650) 375-8188
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

Issuer's number of common shares
outstanding at October 31, 2001                                 5,836,687 shares
--------------------------------------------------------------------------------

                               AT COMM CORPORATION

                                      INDEX

                                                                        Page No.
PART I    Financial Information

   Item 1.

      Condensed Consolidated Balance Sheets  (unaudited)
         September 30, 2001 and December 31, 2000                            3-4

      Condensed Consolidated Statements of Operations (unaudited)
         Three and Nine Months ended September 30, 2001 and 2000               5

      Condensed Consolidated Statements of Cash Flows (unaudited)
         Nine Months ended September 30, 2001 and 2000                       6-7

      Notes to Condensed Consolidated Financial Statements                  8-16


   Item 2.

         Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                     17-23


PART II    Other Information

   Item 6.

         Exhibits and Reports on Form
           8-K                                                                24


         Signatures                                                           25

                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                            September 30,         December 31,
                                                                                                2001                  2000
                                                                                         ------------------   ---------------------
Assets
Current assets:
     Cash and cash equivalents                                                           $          393,456   $           8,259,487
     Accounts receivable, net of allowance for doubtful accounts of $360,446
       and $184,369 as of September 30, 2001 and December 31, 2000, respectively                    199,212               1,706,308
     Inventories                                                                                    617,537               2,236,403
     Prepaid expenses and other assets                                                              214,459                 534,532
                                                                                         ------------------   ---------------------
          Total current assets                                                                    1,424,664              12,736,730
Property, equipment and software, net                                                               854,377               4,794,137
Deposits and other assets                                                                            19,614                 283,025
                                                                                         ------------------   ---------------------

                                     Total Assets                                        $        2,298,655   $          17,813,892
                                                                                         ==================   =====================

                             See accompanying notes to condensed consolidated financial statements.

                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                            September 30,          December 31,
                                                                                                2001                   2000
                                                                                         ------------------   ---------------------
Liabilities and Stockholders' (Deficit) Equity
Liabilities  not  subject to compromise Current liabilities:
     Accounts payable                                                                    $          16,733    $             47,834
     Accrued expenses                                                                              129,115               4,248,363
     Accrued compensation                                                                           29,500                 984,278
     Purchase deposits                                                                                  --                   4,308
     Deferred revenue                                                                              225,782               1,510,615
     Capital lease                                                                                      --                  16,941
                                                                                         ------------------   ---------------------
          Total current liabilities not subject to compromise                                      401,130               6,812,339
Notes Payable                                                                                      157,891                      --
Capital lease - net of current portion                                                                  --                   7,622
                                                                                         ------------------   ---------------------

                    Total liabilities not subject to compromise                                    559,021               6,819,961


Liabilities subject to compromise (Note 3)                                                       6,393,520                      --
                                                                                         ------------------   ---------------------

                    Total Liabilities                                                            6,952,541               6,819,961

Minority interest                                                                                   56,017                  78,337
Stockholders' (deficit) equity
   Convertible  preferred stock, $0.01 par value;  10,000,000 shares authorized;
    1,018,053 and 1,416,803  shares issued and  outstanding  as of September 30,
    2001 and December 31, 2000, respectively; aggregate liquidation
    preference of $17,359,545 and $25,334,545 as of September 30, 2001 and                          10,181                  14,168
    December 31, 2000, respectively
  Common stock, $.01 par, 50,000,000 shares authorized, 5,836,687 and 5,420,659
     shares issued and outstanding as of September 30, 2001 and December 31, 2000                   58,366                  54,206
     Respectively
   Additional paid-in capital                                                                   47,535,171              47,554,336
   Deferred stock-based compensation                                                                    --                (107,513)
   Accumulated other comprehensive loss                                                           (413,058)               (292,899)
   Accumulated deficit                                                                         (51,900,563)            (36,306,704)
                                                                                         ------------------   ---------------------
          Total stockholders' (deficit) equity                                                  (4,709,903)             10,915,594
                                                                                         ------------------   ---------------------
 Total Liabilities and Stockholder's (Deficit) Equity                                    $       2,298,655    $         17,813,892
                                                                                         ==================   =====================

                             See accompanying notes to condensed consolidated financial statements.

                                                           AT COMM CORPORATION
                                                         (DEBTOR-IN-POSSESSION)
                                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               (unaudited)
                                                   Three Months ended September 30,        Nine Months ended September 30,
                                                       2001               2000                 2001                2000
                                                   -----------         -----------         -----------         -----------
Revenues                                           $ 1,012,921           1,197,775           3,553,452           3,683,926
                                                   -----------         -----------         -----------         -----------

Product costs                                          248,756             753,051           3,964,864           2,027,886
Research and development                               300,994           3,213,689           4,616,406           9,802,378
Marketing and sales                                    212,499           1,631,508           2,635,577           3,759,793
General, administrative and other                      751,382           1,102,589           3,309,927           3,209,372
Reorganization, restructuring and
asset impairment charges                                95,666                --             4,737,107                --
                                                   -----------         -----------         -----------         -----------

                                                     1,609,297           6,700,837          19,263,881          18,799,429
                                                   -----------         -----------         -----------         -----------

Loss  from operations                                 (596,376)         (5,503,062)        (15,710,429)        (15,115,503)

Other income, net                                       99,448             230,074             145,970             712,192
                                                   -----------         -----------         -----------         -----------

       Loss before income taxes                       (496,928)         (5,272,988)        (15,564,459)        (14,403,311)

Income taxes                                             8,400              32,570              29,400              42,600
                                                   -----------         -----------         -----------         -----------

       Net loss                                       (505,328)         (5,305,558)        (15,593,859)        (14,445,911)

Preferred stock beneficial conversion
   rights                                                 --                  --                  --             5,482,500
                                                   -----------         -----------         -----------         -----------

Net loss applicable to common
stockholders                                       $  (505,328)         (5,305,558)        (15,593,859)        (19,928,411)
                                                   ===========         ===========         ===========         ===========

Per Share Information:

Basic and diluted loss per share                   $     (0.09)              (0.98)              (2.80)              (4.45)
                                                   ===========         ===========         ===========         ===========

Number of shares used in the basic
   and diluted per share computation                 5,784,562           5,417,117           5,573,174           4,474,510
                                                   ===========         ===========         ===========         ===========

                            See accompanying notes to condensed consolidated financial statements.

                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Nine Months Ended September 30,
                                                                        2001            2000
                                                                    ------------    ------------
 Cash flows from operating activities:
 Net loss                                                           $(15,593,859)    (14,445,911)

Adjustments to reconcile net loss to net
    cash used in operations
       Depreciation                                                      919,586         765,558
       Inventory write-off                                             2,179,978            --
       Amortization of stock-based compensation                           46,880         205,056
       Minority interest in net loss                                      41,066         (15,025)

       Fixed assets impairments                                        3,702,037            --

       Change in operating assets and liabilities:
            Accounts receivable                                        1,507,096         460,956
            Inventories                                                  595,493      (2,367,028)
            Prepaid expenses, deposits and other assets                  574,780        (386,474)
            Accounts payable and accrued expenses                       (929,454)      3,210,767
            Deferred revenue                                            (456,254)         58,626
                                                                    ------------    ------------

Net cash used in operations                                           (7,412,651)    (12,513,475)
                                                                    ------------    ------------

Cash flows from investing activities:
       Acquisition of property, equipment and purchased software        (680,308)     (3,345,173)
Cash from financing activities:

       Repayment of capital lease obligations                             (9,341)         (9,961)
       Proceeds from borrowings                                          372,954          (3,445)
       Proceeds from sale of common stock                                 59,045         284,279
       Proceeds from sale of preferred stock and warrants for               --        12,858,008
       common stock
                                                                    ------------    ------------

Net cash provided by financing activities                                422,658      13,128,881
                                                                    ------------    ------------

Effect of exchange rate changes on cash                                 (195,730)       (157,791)
                                                                    ------------    ------------

Net  decrease  in cash & cash equivalents                             (7,866,031)     (2,887,558)
                                                                    ------------    ------------

Beginning cash and cash equivalents                                    8,259,487       7,844,328
                                                                    ------------    ------------

Ending cash and cash equivalents                                    $    393,456       4,956,770
                                                                    ============    ============

          See accompanying notes to condensed consolidated financial statements.

                                                                          PAGE 6

                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                          Nine Months Ended September 30,
                                                                           2001                     2000
                                                                       -----------              -----------
Supplemental cash flow information
    Interest paid                                                      $     8,929                    2,791
                                                                       ===========              ===========
    Income taxes                                                       $    29,400                   16,950
                                                                       ===========              ===========

Noncash investing and financing activities

Shares issued in exchange for warrants                                 $      --                         50
                                                                       ===========              ===========

Shares issued on stock option exercise in
    exchange for surrender of common stock                             $      --                     29,319
                                                                       ===========              ===========

Conversion of preferred stock to common stock                          $     4,077                   19,315
                                                                       ===========              ===========

Deferred compensation additions                                        $      --                    383,457
                                                                       ===========              ===========

Beneficial conversion rights in connection
    with issuance of preferred stock                                   $      --                $ 5,482,500
                                                                       ===========              ===========


Operating cash receipts and payments resulting from
    reorganization, restructuring, and asset impairments
        Professional Fees and administrative items                     $    95,666                       --
        Severance                                                          139,768                       --
                                                                       -----------              -----------
                                                                       $   235,434                       --
                                                                       ===========              ===========

          See accompanying notes to condensed consolidated financial statements.

                                                                          PAGE 7

                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. For further information, refer to the consolidated financial statements and footnotes thereto, included in the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission for the year ended December 31, 2000.

As discussed in Note 2 to the condensed consolidated financial statements, on August 15, 2001, the Company filed a voluntary petition for relief (the "Filing") under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, San Francisco Division (Bankruptcy Court) (Case No. 01-32123 SFC11). Its subsidiary in Belgium was not a part of the Filing.

The accompanying condensed consolidated financial statements have been prepared in accordance with AICPA Statement of Position ("SOP") 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." As of September 30, 2001, the Company has a net working capital deficit of $5.5 million, and a net stockholder's deficit of $4.7 million. The Company's accumulated losses and the Filing raise substantial doubts about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty or the bankruptcy petition.

In accordance with SOP 90-7, a significant portion of the Company's outstanding debt, and pre-petition accounts payable, accrued liabilities, and future contractual commitments is classified as "liabilities subject to compromise" as of September 30, 2001. Comparable items in the prior year have not been reclassified to the presentation required by SOP 90-7. See Note 3 to the condensed consolidated financial statement for a complete description of liabilities subject to compromise.

NOTE 2: PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

On April 30, 2001, the Company suspended development and marketing of its new product line, Town Square Communications System (Town Square), because it was unable to obtain the financing necessary to continue. Although the Company will continue to pursue funding to resume the project, it was necessary to consider other extraordinary measures to preserve corporate assets. As a result, the Company announced plans to refocus efforts entirely on its Telemanagment software business and also took steps to restructure its operations towards this effort. These plans included reducing discretionary spending, capital expenditures and workforce. The Company eliminated approximately 150 positions that affected all locations and all departments and has recorded total reorganization, restructuring and asset impairment costs of $4,737,107 during the nine months ended September 30, 2001. The reorganization and restructuring and impairment costs are related to the termination of leases and related office closure costs, assets impairments, and employee termination and severance charges. In addition, the Company wrote-off $2,179,978 of Town Square inventory.

                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


As part of the reorganization, restructuring and asset impairment costs, during the nine months ended September 30, 2001, the company accrued $1,215,956 as reorganization, restructuring, and asset impairment costs. $1,076,188 was accrued for the planned abandonment and sublease of the excess space resulting in the reduction in force in its leased facility in Manchester, New Hampshire. $139,768 was accrued for employee severance and benefits, which was paid in the third quarter of 2001. In addition, the Company recorded $3,702,037 in asset impairment charges related to the write-off of property and equipment of Town Square projects and $110,948 in deposits write-offs related to the suspension of the Town Square projects. These charges were partially offset by a $387,500 accrued compensation liability write-off.

In addition, the Company incurred $95,666 in professional fees and administrative items related to the Chapter 11 Filing. Additional impairment charges related to Town Square were $2,179,978 in obsolete inventory included in product cost and $123,120 in accounts receivable included in general and administrative costs.

The Company continues to develop and implement its restructuring plans. Any future adjustments to these accruals will be included in operating expenses in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Estimates of the costs to complete the restructuring plans are preliminary, and adjustments to the estimates are expected.

On June 27, 2001, the common stock of the Company was delisted from the NASDAQ stock market due to non-payment of required NASDAQ fees.

On August 15, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Francisco Division (Case No. 01-32123 SFC11). Under Chapter 11, the Company retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. In addition, certain claims against the Company in existence prior to the filing of the petition for relief are stayed. The Bankruptcy Code provides for the formation of a creditors' committee. A Committee of Unsecured Creditors was appointed on September 25, 2001, and, in accordance with the provisions of the Bankruptcy Code, the creditors will have the right to be heard on all matters that come before the Bankruptcy Court. The Company has approximately $1.4 million in total current assets and $7.0 million in total liabilities as of September 30, 2001. However, there is no assurance that other claims will not arise resulting from any vendor disputes or from a determination by the court. The Company expects that there will be additional claims. As such, the Company has not finalized its plan of reorganization as of September 30, 2001, and any costs to complete its reorganization and restructuring plans are preliminary, and adjustments to those estimates are expected.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Company may not be enforced. In addition, under the Bankruptcy Code the Company may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders of the Company and approved by the Bankruptcy Court.

                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Although the Company expects to file a reorganization plan that provides for emergence from bankruptcy in 2002, there can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Bankruptcy Court, or that any plan will be consummated. As provided by the
Bankruptcy Code, the Company has the exclusive right to submit a plan of reorganization for 120 days. If the Company fails to file a plan of reorganization during such period, or if such plan is not accepted by the required number of creditors and equity holders, any party in interest may subsequently file its own plan of reorganization for the Company. A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings required by the Bankruptcy Code. The Bankruptcy Court may also confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

At this time it is not possible to predict the outcome of the bankruptcy filing, its effect on the Company's business or the ability of the Company to emerge from the reorganization on a timely basis.

                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The condensed financial statements set forth below exclude the financial position and results of operations of the Company's Belgium subsidiary, which is not party to the Filing.


                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
                            CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                                                           September 30,
                                                                                               2001
                                                                                          --------------
Assets
Current assets:
     Cash and cash equivalents                                                           $      376,033
     Accounts receivable, net of allowance for doubtful accounts of $360,446
       as of September 30, 2001                                                                 199,212
     Inventories                                                                                617,537
     Prepaid expenses and other assets                                                          208,928
                                                                                          --------------
          Total current assets                                                                1,401,710
Property, equipment and software, net                                                           767,247
Deposits and other assets                                                                        10,054
                                                                                          --------------
                   Total Assets                                                         $     2,179,011
                                                                                          ==============

Liabilities  and  Stockholders' Deficit
Liabilities  not  subject to compromise:
Current liabilities:
     Accounts payable                                                                    $       16,733
     Accrued expenses                                                                             1,262
     Accrued compensation                                                                        29,500
     Deferred Revenue                                                                           225,782
                                                                                          --------------
          Total current liabilities not subject to compromise                                   273,277

                    Total liabilities not subject to compromise                                 273,277
                                                                                          --------------

Liabilities subject to compromise (Note 3)                                                    7,028,292

Stockholders' (deficit) equity
   Convertible  preferred stock, $0.01 par value;  10,000,000 shares authorized; 1,018,053 shares issued and outstanding as of September 30, 2001;
    aggregate liquidation preference of $17,359,545 as of September 30, 2001                     10,181
   Common stock, $0.01 par value, 50,000,000 shares authorized, 5,836,687 shares
    issued and outstanding                                                                       58,366
   Additional paid-in capital                                                                47,535,171
   Accumulated deficit                                                                     (52,726,276)
                                                                                          --------------
          Total stockholders' deficit                                                       (5,122,558)
                                                                                          --------------
 Total Liabilities and Stockholders' Deficit                                             $    2,179,011
                                                                                          ==============


                                                                              Page 11

                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                        Three Months ended
                                                          September 30,
                                                        ------------------
                                                               2001
                                                        ------------------

Revenues                                                $      1,012,921
                                                        ------------------

Product costs                                                    248,756
Research and development                                         301,036
Marketing and sales                                              214,099
General, administrative and other                                603,933
Reorganization, restructuring and asset
impairment charges                                                95,666
                                                        ------------------
       Total operating costs                                   1,463,490
                                                        ------------------
Loss  from operations                                           (450,569)

Other income, net                                                    762
                                                        ------------------

       Loss before income taxes                                 (449,807)

Income taxes                                                       8,400
                                                        ------------------

       Net loss                                                 (458,207)
                                                        ==================
Per Share Information:

Basic and diluted loss per share                        $          (0.08)
                                                        ==================
Number of shares used in the basic
   and diluted per share computation                           5,784,562
                                                        ==================

                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3: LIABILITIES SUBJECT TO COMPROMISE

"Liabilities subject to compromise" refers to liabilities incurred prior to the commencement of the Chapter 11 Filing. The liabilities consist primarily of amounts outstanding under notes payable, capital lease, accounts payable, accrued interest, accrued restructuring costs, and other accrued expenses. The amounts represent the Company's estimate of known or potential claims to be resolved in connection with the Chapter 11 Filing. Such claims remain subject to future adjustments. Adjustments may result from (1) negotiations; (2) actions of the Bankruptcy Court; (3) further development with respect to disputed claims;
(4) future rejection of additional executory contracts or unexpired leases; (5) the determination as to the value of any collateral securing claims; (6) proofs of claim; or (7) other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Filing.

Pursuant to a notice mailed to all known creditors dated August 17, 2001, the deadline for creditors to file proofs of claim in connection with the bankruptcy is December 17, 2001. Differences between amounts recorded by the Company and claims filed by creditors are continuing to be investigated and resolved. Accordingly, the ultimate number and amount of allowed claims is not presently known and, because the settlement terms of such allowed claims is subject to a confirmed plan of reorganization, the ultimate distribution with respect to allowed claims is not presently ascertainable.

The Company has received approval from the Bankruptcy Court to pay pre-petition employee wages, salaries, benefits and other employee obligations (employee obligations) and to honor pre-petition customer service contracts, and the Company continues to pay employee obligations, honor customer service contracts and to pay vendors and other providers in the ordinary course for goods and services received after August 15, 2001.

As of September 30, 2001, liabilities subject to compromise include the following:

                                                      September 30,
                                                          2001
                                                   -----------------

                      Accounts payable                   $2,454,034
                      Accrued expenses                    2,817,648
                      Accrued compensation                   58,667
                      Customer deposits                       4,308
                      Deferred revenue                      828,578
                      Notes payable                         230,285
                                                   -----------------
                                                         $6,393,520
                      Intercompany payable                  634,772
                                                   -----------------
                                                         $7,028,292

                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4: REVENUE RECOGNITION AND DEFERRED REVENUE

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

The Company accrues related product return reserves and warranty at the time of sale. A limited warranty is provided on At Comm products for a period of approximately twelve months.

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


NOTE 5: INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market. As of September 30, 2001 and December 31, 2000, inventories consist of the following:

                                                     2001             2000
                                                ------------      ------------

             Purchased parts and components        $270,925        $1,637,465
             Work in process                         39,889            15,846
             Finished goods                         306,723           583,092
                                                ------------      ------------
                                                   $617,537        $2,236,403
                                                ============      ============

NOTE 6: EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net loss by weighted average common shares outstanding during the period. Diluted earnings per share reflects the net incremental shares that would be issued if preferred stock were converted to common stock, outstanding warrants were

                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Excluded from the computation of diluted loss per share for September 30, 2001 are warrants to acquire 59,000 shares of common stock, 1,018,053 shares of preferred stock which are generally convertible to common stock on a one-to-one basis, and 324,309 shares associated with outstanding stock options. Excluded from the computation of diluted loss per share for September 30, 2000 are warrants to acquire 34,000 shares of common stock, 816,500 shares of preferred stock which are generally convertible to common stock on a one-to-one basis, and 1,075,804 shares associated with outstanding stock options.

NOTE 7:  COMPREHENSIVE LOSS

Total comprehensive loss was $544,457 and $5,399,993 for the three months ended September 30, 2001 and September 30, 2000, respectively. For the nine months ended September 30, 2001 and September 30, 2000 the total comprehensive loss was $15,714,018 and $14,634,470. The difference between net loss and comprehensive loss is the result of translation of the operations of the Company's foreign subsidiary, which has a local functional currency.

NOTE 8: SEGMENT AND GEOGRAPHIC REPORTING

The Company had two reporting segments: telephone management products, and the development of Town Square, a new product line that addresses the combined telecom and datacom markets. Development of Town Square was suspended during the second quarter of 2001 and did not generate any significant revenue in 2001 or 2000. The two segments were aggregated because of similarities in their long-term economic characteristics, the nature of the product, the production process, type of customer, and methods of distribution. Additionally, there were no unallocated corporate expenses in 2001 and 2000.

The revenues for At Comm products are as follows:


                                   Three months ended September 30,       Nine months ended September 30,
                                     2001                 2000                2001               2000
                               ----------------    ------------------    --------------     -------------
Telemanagement
     products                          698,690               737,175         2,213,542         2,137,126
Service and support                    314,231               460,600         1,139,910         1,546,800
                               ----------------    ------------------    --------------     -------------
     Total revenue                   1,012,921             1,197,775         3,353,452         3,683,926
                               ================    ==================    ==============     =============

The Company's assets are primarily located in the United States and are not allocated to any specific segment. The Company does not measure the performance of its segments based on any

                               AT COMM CORPORATION
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


asset-based metrics; therefore, segment information is not provided for assets.

The Company has not separately reported segment information on a geographic basis, as international sales have not been material for the three and Nine months ending September 30, 2001 and September 30, 2000.


NOTE 9: RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies conditions intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 specifies that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt the provisions of SFAS No. 141 for any future business combination. SFAS No. 142 is effective for the Company on January 1, 2002, and its adoption is not expected to have a significant impact on the Company's financial condition or results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS No. 143 on its financial position and results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", it retains many of the fundamental provisions of that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of SFAS No. 144 on its financial position and results of operations.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


This 10-QSB, including, but not limited to the section beginning on page 20 discussing risk factors, as well as the information incorporated by reference herein, contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ materially from those projected in the forward-looking statements as a result of many factors, including the risk factors set forth below. Words such as "we" or "our" refer to the Company.

You can identify such forward-looking statements by noting the use of forward-looking terms such as "believes," "expects," "plans," "estimates" and other similar words. Certain risks, uncertainties or assumptions that are difficult to predict may affect the events referred to in such statements. Various risks, including those set forth in the risk factors set below and other cautionary statements could cause our actual operating results to differ materially from those expressed in any forward-looking statement. We caution you to keep in mind the following risk factors and other cautionary statements along with other risks and to refrain from placing undue reliance on any forward-looking statements, which speak only as of the date of this document.

The following is management's discussion and analysis of certain significant factors which have affected At Comm's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Proceedings Under Chapter 11 of the Bankruptcy Code

On August 15, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court for the Northern District of California, San Francisco Division (Bankruptcy Court) (Case No. 01-32123 SFC11). Under Chapter 11, the Company retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. In addition, certain claims against the Company in existence prior to the filing of the petition for relief are stayed. The Bankruptcy Code provides for the formation of a creditors' committee. A committee of unsecured creditors was appointed on September 25, 2001, and, in accordance with the provisions of the Bankruptcy Code, the creditors will have the right to be heard on all matters that come before the Bankruptcy Court. The Company has approximately $1.4 million in total current assets and $7.0 million in total liabilities as of September 30, 2001. However, there is no assurance that other claims will not arise resulting from any vendor disputes or from a determination by the court. The Company expects that there will be additional claims. As such, the Company has not finalized its restructuring plans as of September 30, 2001, and any costs to complete its restructuring plans are preliminary and adjustments to those estimates are expected.

Under the Bankruptcy Code, actions to collect pre-petition indebtedness are stayed and other contractual obligations against the Company may not be enforced. In addition, under the Bankruptcy Code the Company may assume or reject executory contracts, including lease obligations. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be voted upon by creditors and equity holders of the Company and approved by the Bankruptcy Court. Although the Company expects to file a reorganization plan that provides for emergence from bankruptcy in 2002, there can be no assurance that a reorganization plan will be proposed by the Company or confirmed by the Bankruptcy Court, or that any plan will be consummated. As provided by the
Bankruptcy Code, the Company has the exclusive right to submit a plan of reorganization for 120 days. If the Company fails to file a plan of reorganization during such period, or if such plan is not accepted by the required number of creditors and equity holders, any party

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


in interest may subsequently file its own plan of reorganization for the Debtors. A plan of reorganization must be confirmed by the Bankruptcy Court upon certain findings required by the Bankruptcy Code. The Bankruptcy Court may also confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met.

The Company's Condensed financial statements have been prepared on a going concern basis. The Company's accumulated losses and the Chapter 11 Filing raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At this time, it is not possible to predict the outcome of the Chapter 11 Filing or its effect on the Company's business. Additional information regarding the Chapter 11 Filing is set forth in Note 2 of Notes to Consolidated Financial Statements. If it is determined that the liabilities subject to compromise in the Chapter 11 Case exceed the fair value of the assets available therefore, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's current shareholders may have no value. The Company believes it has adequate liquidity to conduct its business while it prepares a plan of reorganization. However, the Company's liquidity, capital resources, results of operations and ability to continue as a going concern are subject to known and unknown risks and uncertainties, including but not limited to those set forth below under Risk Factors.

Results of Operations

On April 30, 2001, the Company suspended development and marketing of its new product line, Town Square, because it was unable to obtain the financing necessary to continue. Although the Company will continue to pursue funding to resume the project, it was necessary to consider other extraordinary measures to preserve corporate assets. As a result, the Company announced plans to refocus efforts entirely on its Telemanagment product business and also took steps to restructure its operations towards this effort. These plans included reducing discretionary spending, capital expenditures and workforce. The Company has eliminated approximately 150 positions that affected all locations and all departments and recorded total restructuring and impairment costs at $4,641,441.

The Company also write off $2,179,978 of Town Square  inventory,  and during the
current   quarter,   incurred   professional   fees  in   connection   with  the
reorganization of $95,666.

Third Quarter 2001 vs. 2000

Revenue for the three months ended September 30, 2001, was $1,012,921, a decrease of 15% or $184,854 versus the $ 1,197,775 recorded during the three months ended September 30, 2000. The decrease in revenue is attributed to a lower demand for its telemanagement products and services in the third quarter of 2001.

Total operating expenses for the three months ended September 30, 2001 were $1,609,297, a decrease of 76% or $5,091,540 versus $6,700,838 of operating expenses incurred during the three months ended September 30, 2000.

Total product costs as a percentage of revenue decreased to 25% in the third quarter of 2001 from 63% in the third quarter in 2000 primarily due to variations in product mix.

Research and development expenses decreased by 91% or $2,912,695 to $300,994 in the third quarter of 2001 compared to $3,213,689 in the third quarter of 2000. Marketing and sales decreased in the third quarter of 2001 by 87% or $1,419,009 to $212,499 compared to $1,631,508 in the third quarter of 2000. Additionally, general, administrative, and other decreased by 32% or $351,207 to $751,382 from $1,102,589.

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


The Company attributes its decrease in expenses to the suspension of its new product, and to the decrease in administrative, research and development, and marketing and sales activities necessary to support it.

Other income decreased by $130,626 from the third quarter of 2001 primarily due to a reduction in income earned on cash equivalent investments of $6,244 in the third quarter of 2001 versus $139,573 earned in the third quarter of 2000.

The Company lost $596,376 from operations during the third quarter of 2001 and reported a net loss after taxes of $505,328 versus a loss of $5,503,062 from operations and a net loss after taxes of $5,305,558 in the comparable quarter of 2000. The Company attributes this decrease in loss primarily to various cost-containment measures employed under the reorganization and restructuring plan.

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

Revenue for the nine months ended September 30, 2001 was $3,553,452, a decrease of 4% versus the $3,683,926 recorded during the Nine months ended September 30, 2000. The $130,474 decrease in revenue is attributable to lower demand for its telemanagement products and services in the nine months of 2001 versus the nine months of 2000.

Total operating expenses for the nine months ended September 30, 2001 were $19,263,881, an increase of 2% or $464,452 versus the $18,799,429 of operating expenses incurred during the nine months ended September 30, 2000. Total product costs as a percentage of revenue increased to 112% in the nine months of 2001 from 55% in the nine months of 2000, primarily due to the increase in inventory write offs in the amount of approximately $2,180,000 related to the suspension of the Town Square product.

Research and development expenses decreased by 53% or $5,185,972 to $4,616,406 in the nine months of 2001 compared to $9,802,378 in the nine months of 2000 due to decreased investment in new product development. Marketing, sales expenses in the nine months of 2001 decreased by 30% or $1,124,216 to $2,635,577 compared to $3,759,793 in the nine months of 2000. The Company attributes its decrease in these expenses to the decrease in activities necessary to support new product development, which was suspended in April 2001. Additionally, general, administrative, and other increased by 3% or $100,555 to $3,309,927 from $3,209,372.

Other income decreased by $566,222 to $145,970 in the nine months of 2001 from $712,192 in the nine months of 2000, which is primarily due to income earned on cash equivalent investments of only $64,917 in the first nine months of 2001 versus $556,856 earned in the first nine months of 2000.

Liquidity and Capital

On April 30, 2001, the Company suspended development and marketing of its new product line, Town Square, because it was unable to obtain the financing necessary to continue. The Company will continue to pursue funding to resume the project, however, there is currently no agreement in place with any source of financing, and there can be no assurance that the Company will be able to raise additional funds or that such funds will be available on acceptable terms.

The Company announced plans to refocus efforts entirely on its Telemanagment software business and took steps to restructure its operations towards this effort. Although these plans included reducing discretionary

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


spending, capital expenditures and workforce, the Company cannot be assured that it will continue as a going concern.

The Company has eliminated approximately 150 positions that affected all locations and recorded approximately $4,737,107 in reorganization, restructuring and asset impairment costs during the nine months ended September 30, 2001. The accruals are primarily related to the termination of leases, related office closure costs, employee termination and severance charges, and professional fees and administrative items related to the bankruptcy Filing.

Additional write-offs related to Town Square were $2,179,978 in inventory included in product cost and $123,120 in accounts receivable included in general and administrative costs.

On August 15, 2001 the Company filed the Chapter 11 Petition, which affect the Company's liquidity and capital resources. See Note 2 to their Condensed Consolidated Financial Statements "Proceedings Under Chapter 11 of the Bankruptcy Code."

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

We have filed a voluntary petition for the relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court

On August 15, 2001, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code (Chapter 11) in the United States Bankruptcy Court for the Northern District of California, San Francisco Division (Bankruptcy Court) (Case No. 01-32123 SFC11). Under Chapter 11, the Company retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. In addition, certain claims against the Company in existence prior to the filing of the petition for relief are stayed. The Company has approximately $1.4 million in total current assets and $7.0 million in total liabilities as of September 30, 2001. However, there is no assurance that other claims will not arise resulting from any vendor disputes or from a determination by the court. The Company expects that there will be additional claims.

The Company's accumulated losses and the Chapter 11 Filing raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Our independent auditors have raised questions about the Company's ability to operate as a going concern

As we change our business model, we must reduce our operating expenses relative to the possible declines in revenue and reductions in cash. We anticipate that these expenses will continue to exceed our revenues for at least fiscal year 2001 and possibly thereafter. As a result, we expect our operating expenses, as well as planned capital expenditures, to continue to constitute a material use of our cash resources. The business will not be sustainable if operating expenses continue to exceed revenues without new financing for the Company.

Potential for complete loss of shareholders' investments

Because our debts exceed our assets, the reorganization process may result in termination of the current shareholders status as shareholders without any value being paid. This would mean a complete loss for each shareholder of each such shareholders' investment in the Company. Because the business is not generating revenues in excess of expenses, it is virtually a certainty, pending a court approved resolution with the Company's creditors, that the current shareholders of the Company will realize a complete loss of their respective investments.

If we do not keep pace with rapid technological change, we may not be able to produce new products and remain competitive.

The software industry is characterized by rapid technological change, as well as changes in customer requirements and preferences. In order to remain competitive in this industry, we must quickly respond to such changes, including the enhancement and upgrading of existing products and the introduction of new products. Although there are plans to refocus our business to Telemanagment products, it cannot be assured that we will be able to produce a competitive product.

We believe that our future results will depend largely upon our ability to offer products that compete favorably with respect to price, reliability, performance, range of useful features, continuing product enhancements, reputation, and training.

Most of our competitors have more resources than we do, which may harm our ability to compete effectively with them.

Most of our competitors, as well as many potential competitors, have substantially greater financial, marketing and technology resources than we do. MDR Switchview, ISI-Infortext, and Nortel Networks Corporation are our major competitors in our Xiox Telemanagment Systems product line. Based on industry sources, we believe that both MDR Switchview and ISI-Infortext, which are privately held, have revenues that are at least twice as large as our revenues. Nortel Networks Corporation, a public company, reported 2000 fiscal year revenues of approximately $30 billion. Avaya, Inc, 3Com Corporation, Toshiba Corporation, and Nortel Networks Corporation are our major competitors in our Town Square Communications Systems product line. All four are public companies with reported 2000 fiscal year revenues of approximately $8 billion, $4 billion, $54 billion, and $30 billion, respectively. In each case, we

                               AT COMM CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


believe our competitors have marketing and technological resources commensurate with their revenues. Our customers may hold negative perceptions of the Chapter 11 process and choose to utilize products from providers perceived to be more solvent or better positioned financially. We cannot be certain that we will be able to compete successfully against either current or potential competitors or that competition will not have a material adverse effect on our business, consolidated results of operations, and financial condition.

If we lose the business of our largest customers, our revenues may decrease and our business may suffer.

Two customers accounted for 19% of our revenue during 2000, and the same two customers accounted for 23% of our revenue during fiscal year 1999. The loss or serious reduction in business from these customers could have a material adverse effect on our business, consolidated results of operations, and financial condition in future periods. During the Nine months ended, a relationship was terminated with one of our major customers. Revenues are expected to be less in fiscal year 2001 than revenues from this customer.

If we lose our ability to sell our products through our network of value-added resellers (VARs), our revenues may decrease and our business may suffer.

We sell our products primarily through our network of authorized VARs. Like other companies that sell products through a network of authorized VARs, our ability to effectively distribute our products depends in part upon the financial and business conditions of our distribution network, which is outside of our control. The loss of or a significant reduction in business with any one of our major VARs could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

Due to the Chapter 11 process, we may have limited flexibility in the terms we can accept from our suppliers and vendors. Our suppliers and vendors may choose to no longer conduct business with us, or may require us to conduct business on terms unacceptable to us. Any such change in terms, or loss of a supplier or vendor without adequate replacement, could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

If our software products contain errors or defects, our revenues may decrease and our business may suffer.

The software products we offer, like many software products, are internally complex and, despite extensive testing and quality control, may contain errors or defects ("bugs"), especially when first introduced. Defects or errors could result in corrective releases to our software products, damage to our reputation, loss of revenues, an increase in product returns, claims for damages, or lack of market acceptance of our products, any of which could have a material and adverse effect on our business, consolidated results of operations, and consolidated financial condition.

If we encounter delays or difficulties in developing our products, our revenue may decrease and our business may suffer.

Delays or difficulties in the execution of product development may occur within any telecommunications management company, including At Comm. These delays or difficulties may result in the cancellation of planned development projects and could have a material and adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

                            PART 11-OTHER INFORMATION

                               AT COMM CORPORATION
ITEM 1.   LEGAL PROCEEDINGS:

A verified complaint for Breach of Written Contract and Common Counts was filed by AppShop, Inc. against the Company on July 18, 2001. The lawsuit has been stayed under 11 U.S.C. ss. 362 (a) Of the Bankruptcy Code.

A verified complaint for 1) Application for Right to Attach Order and Order for Issuance of Writ of Attachment in Connection with Arbitrable Controversy (CCP ss. 1281.8(b)); 2) Application to Stay All Other Proceedings Related to this Action (CCP ss. 1281.8(d)) was filed by Phase Two Strategies against the Company on July 19, 2001. The lawsuit has been stayed under 11 U.S.C. ss. 362 (a) Of the Bankruptcy Code.

A complaint was filed by Graybar Electric Co. against the Company on July 13, 2001. The lawsuit has been stayed under 11 U.S.C.ss.362 (a) Of the Bankruptcy Code.

An action was filed by Amherst Object Technologies, Inc. against the Company. The lawsuit has been stayed under 11 U.S.C.ss.362 (a) Of the Bankruptcy Code.

A small claims complaint was filed by Technical Needs North against the Company in July 2001. The lawsuit has been stayed under 11 U.S.C. ss. 362 (a) Of the Bankruptcy Code.

A complaint was filed by Jonathan Neil & Associates, Inc. against the Company on August 22, 2001. The lawsuit has been stayed under 11 U.S.C.ss.362 (a) Of the Bankruptcy Code.

An action was filed by @Comm Flanders N.V. against the Company in the Commercial Court of Ieper, Belgium. The lawsuit should be stayed under 11 U.S.C.ss.362 (a) Of the Bankruptcy Code.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES:

We have future lease commitments through 2007 and have currently accrued approximately $965K related to the Burlingame and Manchester lease. We are currently in default of payment terms at these locations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:


On June 26. 2001, the Company reported that as of the opening of business on June 27, 2001, the Company's stock would be delisted from quotation on the NASDAQ Stock Market due to non-payment of required NASDAQ fees. The Company's shares are traded on the OTC Bulletin Board (R).

********************************************************************************


                               AT COMM CORPORATION

                                   SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officers of the registrant.

                                          AT COMM CORPORATION



                                          Registrant


Date: November 14, 2001
                                          /s/ William H. Welling
                                              ----------------------------------
                                             William H. Welling, Chairman/CEO
                                             (Duly Authorized Officer)

November 14, 2001


Files Desk
Securities & Exchange Commission
450 Fifth Street, N. W.
Washington, D. C. 20549


SUBJECT:       At Comm Corporation
               Commission File Number 0-15797


Dear SEC Representative:

Attached for filing pursuant to the Securities Exchange Act of 1934 (the "ACT" ) is At Comm Corporation's August 20, 2001Edgar filing of a Financial Report for the period ending September 30, 2001, under cover of the facing page of Form 10-QSB, prepared pursuant to Securities and Exchange Commission Rule 15d-2.

Please acknowledge receipt of this filing.


Sincerely,


William H. Welling
Chairman/CEO
At Comm Corporation
2041 Pioneer Court, Suite 204
San Mateo, CA  94403

Attachments